Form 10-Q
period 1997-09-30
AFFINITY GROUP HOLDING INC
filed 1997-11-14
CIK 1038622

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                    Quarterly Report Under Section 13 or 15 (d) of
                         The Securities Exchange Act of 1934

FOR QUARTER ENDED:                                 COMMISSION FILE NUMBER
September 30, 1997                                       333-26389
           _______________________________________________________________

                            AFFINITY GROUP HOLDING, INC.
                  (Exact name of registrant as specified in its charter)

DELAWARE                                                   59-2922099
(State of incorporation or organization)                (I.R.S. Employer
                                                       Identification No.)

64 Inverness Drive East                             (303) 792-7284
Englewood, CO  80112                             (Registrant's telephone
(Address of principal executive offices)          number, including area code)

          _________________________________________________________________


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                              11% Senior Notes Due 2007

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                     YES     X             NO
                                            ---               ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          OUTSTANDING AS OF
CLASS                                                     NOVEMBER 10, 1997
-----                                                     -----------------
Common Stock,    $.01 par value                                 100

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                         NONE

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

                                         INDEX
                                                                      PAGE
                                                                      ----
PART I.  Financial Information

    ITEM 1: FINANCIAL STATEMENTS

          Consolidated Balance Sheets                                    1
          As of September 30, 1997 and December 31, 1996

          Consolidated Statements of Operations                          2
          For the three months ended September 30, 1997 and 1996

          Consolidated Statements of Operations                          3
          For the nine months ended September 30, 1997 and 1996

          Consolidated Statements of Cash Flows                          4
          For the nine months ended September 30, 1997 and 1996

          Notes to Consolidated Financial Statements                     5

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   10
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. Other Information                                              20

SIGNATURES                                                              21

                   AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                               (In Thousands)
                                 (Unaudited)

                                                    9/30/97       12/31/96
                                                    -------       --------
ASSETS
    CURRENT ASSETS:
         Cash and cash equivalents                $  37,494      $  4,278
         Investments                                  1,745           499
         Accounts receivable (net of
           allowance for doubtful accounts)          21,197        14,812
         Inventories                                 29,350         2,473
         Prepaid expenses and other assets           13,313         6,052
         Deferred tax asset-current                   1,430         2,228
         Net current assets of discontinued
          operations                                    512             -
                                                  ---------      --------
            Total current assets                    105,041        30,342

    PROPERTY AND EQUIPMENT                           51,255        10,550
    LOANS RECEIVABLE                                 32,278        13,134
    INTANGIBLE ASSETS                               205,739       109,065
    DEFERRED TAX ASSET                                3,463        13,516
    RESTRICTED INVESTMENTS                            2,606         2,137
    OTHER ASSETS                                      5,107         4,411
    NET LONG-TERM ASSETS OF DISCONTINUED
     OPERATIONS                                           -           973
                                                  ---------      --------
                                                 $  405,489    $  184,128
                                                  ---------      --------
                                                  ---------      --------
LIABILITIES AND STOCKHOLDER'S DEFICIT
  CURRENT LIABILITIES:
         Accounts payable                         $  17,465      $  4,517
         Accrued interest                            13,594         2,966
         Accrued liabilities                         24,016        14,516
         Customer deposits                           49,378        14,979
         Current portion of long-term debt            8,019         5,344
         Net current liabilities of
           discontinued operations                        -         1,464
                                                  ---------      --------
            Total current liabilities               112,472        43,786

    DEFERRED REVENUES                                81,229        70,113
    LONG-TERM DEBT                                  281,858       142,031
    OTHER LONG-TERM LIABILITIES                       6,572         7,632
    COMMITMENTS AND CONTINGENCIES                         -             -
                                                  ---------      --------
                                                    482,131       263,562
                                                  ---------      --------
    STOCKHOLDER'S DEFICIT:
         Common stock, $.01 par value, 1,000
           shares authorized, 100 shares issued
           and outstanding                                1             1

         Additional paid-in capital                  12,021        12,021
         Accumulated deficit                        (88,664)      (91,456)
                                                  ---------      --------
            Total stockholder's deficit             (76,642)      (79,434)
                                                  ---------      --------
                                                 $  405,489    $  184,128
                                                  ---------      --------
                                                  ---------      --------
See notes to consolidated financial statements.

                        AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In Thousands)
                                       (Unaudited)

                                                      THREE MONTHS ENDED
                                                    ----------------------
                                                    9/30/97        9/30/96
REVENUES:                                           -------        -------
    Membership services                           $  31,035     $  25,917
    Publications                                     10,244         6,242
    Merchandise                                      49,258           ---
                                                  ---------     ---------
                                                     90,537        32,159

COSTS APPLICABLE TO REVENUES:
    Membership services                              18,860        15,816
    Publications                                      7,285         4,040
    Merchandise                                      33,875           ---
                                                  ---------     ---------
                                                     60,020        19,856

GROSS PROFIT                                         30,517        12,303

OPERATING EXPENSES:
    Selling, general and administrative              17,507         4,460
    Depreciation and amortization                     3,656         2,092
                                                  ---------     ---------
                                                     21,163         6,552
                                                  ---------     ---------
INCOME FROM OPERATIONS                                9,354         5,751

NON-OPERATING EXPENSE:
    Interest expense, net                            (8,079)       (4,099)
    Other non-operating charges, net                    189           ---
                                                  ---------     ---------
                                                     (7,890)       (4,099)
                                                  ---------     ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND DISCONTINUED OPERATIONS          1,464         1,652

INCOME TAX EXPENSE                                   (1,130)         (826)
                                                  ---------     ---------
INCOME FROM CONTINUING OPERATIONS                       334           826

DISCONTINUED OPERATIONS:
    Loss from discontinued operations, net of
     applicable deferred income tax benefit of
     $90 in 1996                                        ---          (141)
                                                  ---------     ---------
NET INCOME                                             $334          $685
                                                  ---------     ---------
                                                  ---------     ---------


See notes to consolidated financial statements.

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands)
                                (Unaudited)

                                                      NINE MONTHS ENDED
                                                    ----------------------
                                                    9/30/97        9/30/96
REVENUES:                                           -------        -------
    Membership services                           $  85,309     $  75,087
    Publications                                     30,595        21,871
    Merchandise                                     100,563           ---
                                                  ---------     ---------
                                                    216,467        96,958

COSTS APPLICABLE TO REVENUES:
    Membership services                              50,266        43,650
    Publications                                     22,437        17,027
    Merchandise                                      68,398           ---
                                                  ---------     ---------
                                                    141,101        60,677

GROSS PROFIT                                         75,366        36,281

OPERATING EXPENSES:
    Selling, general and administrative              39,533        13,009
    Depreciation and amortization                     9,622         6,234
                                                  ---------     ---------
                                                     49,155        19,243
                                                  ---------     ---------
INCOME FROM OPERATIONS                               26,211        17,038

NON-OPERATING EXPENSE:
    Interest expense, net                           (19,864)      (12,459)
    Other non-operating charges, net                    231            (1)
                                                  ---------     ---------
                                                    (19,633)      (12,460)
                                                  ---------     ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND EXTRAORDINARY ITEM               6,578         4,578

INCOME TAX EXPENSE                                   (3,545)       (2,233)
                                                  ---------     ---------
INCOME FROM CONTINUING OPERATIONS                     3,033         2,345

DISCONTINUED OPERATIONS:
    Loss from discontinued operations, net of
     applicable deferred income tax benefit of
     $288 in 1996                                       ---          (470)
                                                  ---------     ---------
INCOME BEFORE EXTRAORDINARY ITEM                      3,033         1,875
EXTRAORDINARY ITEM:
    Loss on early extinquishment of debt, less
     applicable income tax benefit of $145             (241)          ---
                                                  ---------     ---------
NET INCOME                                           $2,792        $1,875
                                                  ---------     ---------
                                                  ---------     ---------

See notes to consolidated financial statements.

                   AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)
                                                        NINE MONTHS ENDED
                                                       ----------------------
                                                       9/30/97        9/30/96
CASH FLOWS FROM OPERATING ACTIVITIES:                  -------        -------
    Net Income                                        $  2,792      $  1,875
    Adjustments to reconcile net income to net
         cash provided by operating activities:
         Deferred tax provision                          3,072         1,945
         Depreciation and amortization                   9,622         6,234
         Provision for losses on accounts receivable       499           518
         Deferred compensation                             800           ---
         Gain on disposal of property and equipment        ---             1
         Extraordinary item                                386           ---
         Changes in operating assets and liabilities
            (net of purchased business):
            Accounts receivable                         (2,158)        1,017
            Inventories                                  4,454         1,423
            Prepaids and other assets                   (5,308)       (4,541)
            Accounts payable                           (10,682)       (3,443)
            Accrued and other liabilities               (1,254)         (885)
            Deferred revenues                            9,125         5,948
            Restricted investments                      (1,246)          (61)
            Net assets and liabilities of
             discontinued operations                    (1,003)         (398)
                                                      --------       --------
              Net cash provided by operating
               activities                                9,099         9,633
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (3,060)       (1,305)
    Net changes in intangible assets                   (11,334)         (697)
    Net changes in loans receivable                    (19,144)        1,197
    Sale of investments                                   (469)          783
    Purchase of Camping World                          (97,418)          ---
    Purchase of Ehlert Publishing Group                (20,800)          ---
    Proceeds from sale of property and equipment            29             2
    Note receivable from affiliate                         ---         3,113
                                                      --------       --------
              Net cash (used in) provided by
                investing activities                  (152,196)        3,093
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in customer deposits                     34,399         1,559
    Borrowings on long-term debt                       200,650        26,550
    Principal payments of long-term debt               (58,736)      (39,004)
                                                      --------       --------
              Net cash provided by (used in)
                financing activities                   176,313       (10,895)
                                                      --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS               33,216         1,831

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,278         3,833
                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 37,494      $  5,664
                                                      --------       --------
                                                      --------       --------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                             8,942         9,343
    Income taxes                                           523           472

See notes to consolidated financial statements

            AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


(1)  BASIS OF PRESENTATION


The financial statements included herein include the results of Affinity Group Holding, Inc. ("AGHI"), its wholly-owned subsidiary, Affinity Group, Inc. ("AGI"), and AGI's subsidiaries (collectively the "Company").

These interim consolidated financial statements are unaudited, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for year ended December 31, 1996 included in the Company's Form S-4 Registration Statement (Registration No. 333-26389) as filed with the Securities and Exchange Commission.

AGHI was formed in November 1996 and all of the stock of AGI was contributed to AGHI from its parent, AGI Holding Corp., (formerly Affinity Group Holding, Inc.) upon formation. Since all companies are under common control, and since AGHI has no operations other than those related to AGI and AGI's subsidiaries, the contribution was accounted for as if it was pooling of interests. Therefore, the accounts of AGI and AGI's subsidiaries are presented in the accompanying financial statements. In the opinion of management, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

Certain reclassifications of prior year amounts have been made to conform to the current presentation.

The "Results of Operations" discussion below excludes the operations of the National Association for Female Executives ("NAFE") since it has been classified as a discontinued operation. See Note (4) below.

(2)  ACQUISITIONS

On March 6, 1997, AGI acquired the stock of Ehlert Publishing companies ("Ehlert") for $22.3 million, of which $20.8 million was paid in cash at closing. In addition, a $1.5 million note was issued by AGHI to the seller, of which $1.0 million was repaid in April 1997. The purchase price of Ehlert was funded primarily through borrowings under AGI's senior credit facility and a $6.5 million capital contribution to AGI from AGHI ($5.0 million of the capital contribution was in cash).

Ehlert is a specialty publisher of sports and recreation magazines focusing on four niches: snowmobiling, personal watercraft, archery and all-terrain vehicles.

On April 2, 1997, AGI acquired the common stock of Camping World, Inc. ("Camping World") for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. In addition, AGHI entered into a management incentive agreement with certain Camping World executives pursuant to which up to $15.0 million will be paid subject to Camping World achieving certain goals. The purchase price of Camping World was funded through capital contributions to AGI from AGHI (consisting of the net proceeds from the April 2, 1997 issuance by AGHI of $130.0 million in 11% senior notes due 2007, net of expenses and repayment of approximately $7.5 million of AGHI's debt) together with borrowings under AGI's $75.0 million senior credit facility established April 2, 1997. See Note (3) below.

Camping World is a national specialty retailer of merchandise and services for RV owners.

(3) LONG-TERM DEBT

The major components of long-term debt of AGHI, its wholly owned subsidiary, AGI and AGI's subsidiaries at September 30, 1997 are as follows:

In 1993, a total of $120.0 million of senior subordinated notes ("AGI Senior Subordinated Notes") were issued in a public offering. The notes bear interest at the rate of 11 1/2% per annum with interest payable semi-annually each April 15 and October 15, and mature on October 15, 2003. These notes are unsecured obligations of AGI and are subordinated in right of payment to the existing senior indebtedness, but rank senior or pari passu with all other existing indebtedness and future indebtedness of AGI.

On April 2, 1997, AGHI issued a total of $130.0 million of senior notes ("AGHI Senior Notes"). The notes bear interest at the rate of 11% per annum with interest payable semi-annually each April 1 and October 1, and mature on April 1, 2007. These notes are general unsecured obligations of AGHI and rank pari passu with all existing indebtedness of AGHI and senior in right of payment to all existing and future subordinated indebtedness of the Company.

On April 2, 1997, AGI entered into a new five year credit agreement ("AGI Senior Credit Facility") with certain lenders and Fleet National Bank, as agent, consisting of a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and revolving credit facility of $45.0 million. The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The funds were used to retire senior secured term notes and revolving credit lines established on October 11, 1994 and partially fund the acquisition of Camping World. The AGI Senior Credit Facility is secured by a security interest in the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries. At September 30, 1997, no amounts were outstanding under the $45.0 million revolving credit line.

On April 2, 1997, AGHI entered into management incentive agreements ("Camping World Management Incentive Agreements") with certain Camping World executives pursuant to which up to an additional $15.0 million will be paid subject to Camping World achieving certain operating goals. Such contingent amounts will be payable in $1.0 million annual installments on the first four anniversaries of the closing and $11.0 million on the fifth anniversary of the closing. This obligation was recorded at the present value of $10.0 million and accrues interest at the rate of 10% per annum on the unpaid balance.

The AGI indenture pursuant to which the AGI Senior Subordinated Notes were issued ("AGI Indenture"), the AGHI indenture pursuant to which the AGHI Senior Notes were issued ("AGHI Indenture") and the AGI Senior Credit Facility individually contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio.

The following reflects long-term debt as of September 30, 1997 and December 31, 1996 (in thousands):


                                                    9/30/97      12/31/96
                                                   --------      --------
    AGI Senior Subordinated Notes                  $120,000      $120,000
    AGHI Senior Notes                               130,000           ---
    AGI Senior Credit Facility                       27,000           ---
    Camping World Management Incentive Obligation    10,500           ---
    Other LongTerm Obligations                        2,377        27,375
                                                   --------      --------
                                                    289,877       147,375

    Less current portion                             (8,019)       (5,344)
                                                   --------      --------
                                                   $281,858      $142,031
                                                   --------      --------
                                                   --------      --------


(4)  DISCONTINUED OPERATIONS

In October 1994, AGI acquired substantially all the assets and assumed certain liabilities of NAFE. The total consideration for the acquisition, including assumed liabilities and costs of acquisition, totaled $10.8 million.

AGI adopted a plan to dispose of the NAFE assets in the fourth quarter of 1996. In connection with the plan, AGI recorded a loss of $5.9 million net of related income taxes of $1.1 million in the fourth quarter of 1996 based on the anticipated proceeds upon sale. On July 31, 1997, AGI entered into a definitive agreement to sell the assets of NAFE for $200,000, plus assumption by the buyer of the deferred membership liability. In 1996, the results of operations of NAFE were classified as discontinued operations in the accompanying financial statements. As of September 30, 1997, management believes the estimated loss on sale and balance of the reserve established in 1996 remains adequate.

Information relating to the operations of NAFE for the nine months ended September 30, 1997 and 1996 are as follows (in thousands):

                                                    9/30/97        9/30/96
                                                    -------        -------
Revenues                                           $  3,036         4,355
Costs applicable to revenues                          3,702         4,236
                                                   --------        ------
Gross profit (loss)                                    (666)          119
Operating expenses                                      562           877
                                                   --------        ------
Loss from operations                                 (1,228)         (758)
Income tax benefit                                      335           288
                                                   --------        ------
Loss from discontinued operations                      (893)         (470)
Accrued for at December 31, 1996                        893             -
                                                   --------        ------
Net loss                                               $  -        $ (470)
                                                   --------        ------
                                                   --------        ------

The assets and liabilities of NAFE included in the accompanying consolidated balance sheet as of September 30, 1997 and December 31, 1996 are as follows (in thousands):

                                                    9/30/97       12/31/96
                                                    -------       --------
Current assets:
    Cash                                              $  52       $   261
    Accounts receivable                                 475           539
    Inventories                                           -           183
    Prepaid expenses                                     10           884
                                                      -----       -------
       Total current assets                             537         1,867

Current liabilities:
    Accounts payable                                     15         1,048
    Accrued liabilities                                  10         2,283
                                                      -----       -------
       Total current liabilities                         25         3,331
                                                      -----       -------
    Net current assets/ (liabilities)                 $ 512       $(1,464)
                                                      -----       -------
                                                      -----       -------
Long-term assets:
    Property and equipment                            $   -       $    67
    Intangible assets                                     -         3,000
    Other assets                                          -            25
                                                      -----       -------
       Total long-term assets                             -         3,092

Long-term liabilities:
    Deferred revenues                                     -         2,119
                                                      -----       -------
    Net long-term assets                              $   -       $   973
                                                      -----       -------
                                                      -----       -------

(5)  UNAUDITED PRO FORMA RESULTS OF OPERATIONS

The operating results of Ehlert and Camping World have been included in AGI's consolidated results of operations from the dates of acquisition. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of Ehlert and Camping World have been recorded at the estimated fair market value at the dates of the acquisitions.

The following unaudited pro forma results of operations for the quarters ended September 30, 1997 and 1996 assume the acquisitions occurred as of January 1, 1996 giving effect to certain adjustments including elimination of non-recurring income and expenses recorded by the previous owners and increased expenses that would have been applicable from the beginning of the year for depreciation and amortization, and interest expense. These pro forma results have been prepared solely for comparative purposes and are not necessarily indicative of the results of operations that actually would have occurred had the combinations been in effect at the beginning of the respective periods, nor are they indicative of future results of operations of the combined companies (in thousands).
                                              9/30/97         9/30/96
                                              -------         -------
    Revenues                                 $ 258,939      $ 246,377
    Income from continuing operations
         and before extraordinary items          2,085          2,174
    Net income                                   1,844          1,704


(6)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates with the adoption of SFAS No. 131, it will expand its segment disclosures. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

                    AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

ITEM:  2

The following tables are derived from the Company's Consolidated Statements of Operations and express the results from operations as a percentage of revenues and reflect the net increase (decrease) between periods:

                                              THREE MONTHS ENDED
                                          ----------------------------
                                          9/30/97   9/30/96  Inc/(Dec)
                                          -------   -------  ---------
REVENUES:
    Membership services                     34.3%     80.6%    19.7%
    Publications                            11.3%     19.4%    64.1%
    Merchandise                             54.4%       ---      ---
                                          -------   -------  ---------
                                           100.0%    100.0%   181.5%
COSTS APPLICABLE TO REVENUES:
    Membership services                     20.9%     49.1%    19.2%
    Publications                             8.0%     12.6%    80.3%
    Merchandise                             37.4%       ---      ---
                                          -------   -------  ---------
                                            66.3%     61.7%   202.3%

GROSS PROFIT                                33.7%     38.3%   148.0%

OPERATING EXPENSES:
    Selling, general and administrative     19.4%     13.9%   292.5%
    Depreciation and amortization            4.0%      6.5%    74.8%
                                          -------   -------  ---------
                                            23.4%     20.4%   223.0%
                                          -------   -------  ---------
INCOME FROM OPERATIONS                      10.3%     17.9%    62.6%

NON-OPERATING EXPENSE:
    Interest expense, net                   (8.9%)   (12.8%)   97.1%
    Other non-operating charges, net         0.2%       ---      ---
                                          -------   -------  ---------
                                            (8.7%)   (12.8%)   92.5%
                                          -------   -------  ---------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                  1.6%      5.1%   (11.4%)

INCOME TAX EXPENSE                          (1.2%)    (2.6%)  (36.8%)
                                          -------   -------  ---------
INCOME FROM CONTINUING OPERATIONS            0.4%      2.5%   (59.6%)

DISCONTINUED OPERATIONS:
    Loss from discontinued operations,
    net of applicable tax benefit             ---     (0.4%) (100.0%)
                                          -------   -------  ---------
NET INCOME                                   0.4%      2.1%   (51.2%)
                                          -------   -------  ---------
                                          -------   -------  ---------

                       AFFINITY GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                                                 NINE MONTHS ENDED
                                           -----------------------------
                                           9/30/97   9/30/96  Inc/(Dec)
                                           -------   -------  ---------
REVENUES:
    Membership services                     39.4%     77.4%    13.6%
    Publications                            14.1%     22.6%    39.9%
    Merchandise                             46.5%       ---      ---
                                           -------   -------  ---------
                                           100.0%    100.0%   123.3%
COSTS APPLICABLE TO REVENUES:
    Membership services                     23.1%     45.0%    15.2%
    Publications                            10.4%     17.6%    31.8%
    Merchandise                             31.7%       ---      ---
                                           -------   -------  ---------
                                            65.2%     62.6%   132.5%

GROSS PROFIT                                34.8%     37.4%   107.7%

OPERATING EXPENSES:
    Selling, general and administrative     18.3%     13.4%   203.9%
    Depreciation and amortization            4.4%      6.4%    54.3%
                                           -------   -------  ---------
                                            22.7%     19.8%   155.4%
                                           -------   -------  ---------
INCOME FROM OPERATIONS                      12.1%     17.6%    53.8%

NON-OPERATING EXPENSE:
    Interest expense, net                   (9.2%)   (12.9%)   59.4%
    Other non-operating charges, net         0.1%       ---      ---
                                           -------   -------  ---------
                                            (9.1%)   (12.9%)   57.6%
                                           -------   -------  ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND EXTRAORDINARY ITEM      3.0%      4.7%    43.7%

INCOME TAX EXPENSE                          (1.6%)    (2.3%)   58.8%
                                           -------   -------  ---------
INCOME FROM CONTINUING OPERATIONS            1.4%      2.4%    29.3%

DISCONTINUED OPERATIONS:
    Loss from discontinued operations,
    net of applicable tax benefit            ---      (0.5%) (100.0%)

                                           -------   -------  ---------
INCOME BEFORE EXTRAORDINARY ITEM             1.4%      1.9%    61.8%

EXTRAORDINARY ITEM:
    Extraordinary item, net of applicable
    income tax benefit                      (0.1%)      ---   100.0%

                                           -------   -------  ---------
NET INCOME                                   1.3%      1.9%    48.9%
                                           -------   -------  ---------
                                           -------   -------  ---------

                        RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

Revenues of $90.5 million for the third quarter of 1997 increased by approximately $58.4 million or 181.5% from the comparable period in 1996. Excluding the Ehlert operations acquired March 6, 1997 and the Camping World operations acquired April 2, 1997, revenues were $34.6 million for the third quarter of 1997 compared to $32.2 million for the comparable period in 1996, a 7.7% increase.

Membership services revenues of $31.0 million for the third quarter of 1997 increased by approximately $5.1 million from the comparable period in 1996. Excluding the Camping World operations, membership services revenue increased by approximately $2.2 million to $28.1 million, an 8.5% increase. This revenue increase was largely attributable to a $0.6 million increase in ancillary product revenue consisting of an $0.8 million increase from the new extended vehicle warranty program, $0.3 million increase from the Rapid Response emergency road service contracts acquired August 4, 1997, and $0.3 million increase in marketing fees from sales of health and life insurance offset by an $0.8 million revenue decrease in member events. An $0.8 million increase in financial and insurance services revenue and a membership services revenue increase of $0.8 million principally attributable to the Good Sam Club due to renewals of existing members from an increased member pool account for the balance of the increase.

Publication revenue of $10.2 million for the third quarter of 1997 increased by $4.0 million from the comparable period in 1996. Excluding the Ehlert acquisition revenue, publication revenue increased by approximately $0.3 million largely attributable to increased revenue from new books mailed and increases in advertising revenue in certain publications.

Merchandise revenue was $49.3 million and was related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at July 1, 1996, merchandise revenue for the quarter increased $1.0 million or 2.1%. This increase was principally attributable to a $0.6 million increase in retail showroom sales and a $0.4 million increase in mail order sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $60.0 million for the third quarter of 1997, an increase of $40.2 million or 202.3% over the comparable period in 1996. Excluding the Ehlert and Camping World operations, costs applicable to revenues increased $2.9 million for the third quarter of 1997 compared to the third quarter of 1996.

Membership services costs and expenses increased by approximately $3.0 million or 19.2% to $18.9 million in the third quarter of 1997 compared to $15.8 million in 1996. Excluding the Camping World acquisition, membership services costs increased $2.0 million to $17.9 million largely as a result of an $0.8 million increase in emergency road service claims costs, a $0.5 million increase related to a new membership credit card program, increased expenses of $1.0 million associated with the financial and insurance services and offset by $0.3 million in lower marketing and promotional costs for the various clubs and other ancillary products and services.

Publication costs and expenses of $7.3 million for the third quarter of 1997 increased $3.2 million or 80.3% compared to the third quarter of 1996. Excluding the Ehlert and Camping World acquisitions, costs increased by $0.9 million over the comparable period in 1996. This increase was primarily due to increased CAMPGROUND DIRECTORY expenses of $0.7 million and a $0.2 million increase in publication expenses due to an additional ROADS TO ADVENTURE issue.

Merchandise costs applicable to revenues were $33.9 million and were related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at July 1, 1996, merchandise costs for the quarter increased $0.9 million. In addition to the corresponding $0.7 million increase attributable to the increase in merchandise sales, the gross profit margin decreased by $0.2 million or 0.3%.

OPERATING EXPENSES

Selling, general and administrative expenses of $17.5 million for the third quarter of 1997 were $13.0 million over the third quarter of 1996. Excluding the Camping World and Ehlert acquisitions, general and administrative expenses declined by $0.2 million compared to the prior year primarily as a net result of an increase of $0.5 million for deferred executive compensation more than offset by decreases in other compensation-related expenses. Depreciation and amortization expenses of $3.6 million were $1.6 million over the third quarter of 1996. This variance is principally due to depreciation and amortization of assets attributable to the Ehlert and Camping World acquisitions.

INCOME FROM OPERATIONS

Income from operations for the third quarter of 1997 increased by $3.6 million or 62.6% to $9.4 million compared to $5.8 million for the third quarter of 1996. Excluding income from operations of $4.1 million recognized from the acquired operations of Camping World and Ehlert, income from operations decreased by $0.5 million. Improved gross profit from the membership services segment of $0.2 million was more than offset by decreases in publication gross profit of $0.6 million and $0.1 million in increased operating expenses.

NON-OPERATING EXPENSES

Non-operating expenses were $7.9 million for the third quarter of 1997, compared to $4.1 million for the same period in 1996. This increase was principally due to interest expense on the AGHI Senior Notes issued April 2, 1997.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED
OPERATIONS

Income from continuing operations before income taxes and discontinued operations in the third quarter of 1997 was $1.5 million compared to income of $1.7 million for the third quarter of 1996. This $0.2 million decrease was largely due to the increased interest expense on the AGHI Senior Notes issued April 2, 1997 partially offset by the increase in income from operations from the Ehlert and Camping World acquisitions.

INCOME TAXES

In the third quarter of 1997, the Company recognized a $1.1 million tax expense compared to $0.8 million tax expense in the third quarter of 1996.

DISCONTINUED OPERATIONS

As further described in Note 3 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of NAFE in the fourth quarter of 1996. NAFE operating losses in the third quarter of 1997 were included in the estimated loss on disposal accrued in 1996. The 1996 results have been restated to recognize NAFE as a discontinued operation in the prior year for comparative purposes.

NET INCOME

The net income in the third quarter of 1997 was $0.3 million compared to net income of $0.7 million for the same period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

Revenues of $216.5 million for the nine months ended September 30, 1997 increased by approximately $119.5 million or 123.3% from the comparable period in 1996. Excluding the Ehlert operations acquired March 6, 1997 and the Camping World operations acquired April 2, 1997, revenues were $101.8 million for the first nine months of 1997 compared to $97.0 million for the comparable period in 1996, a 5.0% increase.

Membership services revenues of $85.3 million for the first nine months of 1997 increased by approximately $10.2 million or 13.6% from the comparable period in 1996. Excluding the Camping World membership services operations, membership services revenue of $79.0 million increased $3.9 million compared to 1996 partially due to a $2.5 million revenue increase from the new extended vehicle warranty program, a $1.8 million revenue increase in the Good Sam Club due to renewals of existing members from an increased member pool, and a $1.4 million revenue increase from financial and insurance services. These increases were offset by a decrease in membership services revenue of $1.1 million associated with reduced Coast to Coast Club enrollment and a $0.7 million decrease in member event revenue and other marketing fee revenue.

Publication revenue of $30.6 million for the first nine months of 1997 increased by $8.7 million or 39.9% from the comparable period in 1996. This revenue increase was primarily due to $7.7 million in additional revenue from the Ehlert operations plus $0.4 million in new advertising revenue for TRAILER LIFE, a $0.3 million increase due to two additional ROADS TO ADVENTURE issues, and $0.4 million of additional revenue due to more book publications and increased promotion.

Merchandise revenue of $100.6 million related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1996, merchandise revenue for the first nine months of 1997 increased $5.8 million or 4.8%. This increase was principally attributable to a $4.0 million increase in retail showroom sales and a $1.8 million increase in mail order sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $141.1 million for the first nine months of 1997, an increase of $80.4 million or 132.5% over the comparable period in 1996. Excluding the Ehlert and Camping World operations, costs applicable to revenues increased $4.5 million for the first nine months of 1997 compared to the first nine months of 1996, a 7.3% increase.

Membership services costs and expenses increased by approximately $6.6 million or 15.2% to $50.3 million for the first nine months of 1997 compared to $43.7 million in 1996. Excluding the Camping World acquisition, membership services costs increased $4.4 million to $48.1 million. This increase was primarily the result of marketing expenses of $1.3 million relating to the new credit card program introduced in the fourth quarter of 1996, increased emergency road service claims and marketing expenses of $1.3 million, and increased expenses of $1.6 million associated with financial and insurance services.

Publication costs and expenses of $22.4 million for the first nine months of 1997 increased $5.4 million or 31.8% compared to the first nine months of 1996. Excluding the Ehlert operations, costs remained relatively unchanged compared to 1996. Paper cost decreases realized in the first nine months of 1997 as a result of a re-negotiated paper contract were offset by increases associated with additional issues of ROADS TO ADVENTURE and increased books marketing and fulfillment cost.

Merchandise costs applicable to revenues of $68.4 million related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1996, merchandise costs for the first nine months of 1997 increased $5.4 million or 6.1%. In addition to the corresponding $3.9 million increase attributable to the increase in merchandise sales, the gross profit margin decreased by $1.5 million or 1.1%.

OPERATING EXPENSES

Selling, general and administrative expenses of $39.5 million for the first nine months of 1997 were $26.5 million over the first nine months of 1996. Excluding Ehlert and Camping World operations, general and administrative expenses decreased $0.7 million. The increased expense of $0.8 million for deferred executive compensation was more than offset by decreases in other compensation and legal expenses. Depreciation and amortization expenses of $9.6 million were $3.4 million over the first nine months of 1996, of which $3.2 million was due to depreciation and amortization of assets attributable to the Ehlert and Camping World acquisitions.

INCOME FROM OPERATIONS

Income from operations for the first nine months of 1997 increased by $9.2 million or 53.8% to $26.2 million compared to $17.0 million for the first nine months of 1996. The $9.2 million variance was due to $8.9 million operating income generated by the acquisitions in 1997, and a $0.9 million gross profit increase from publications, partially offset by a $0.5 million decrease in gross profit from membership services and an increase of $0.1 million in operating expenses.

NON-OPERATING EXPENSES

Non-operating expenses were $19.6 million for the first nine months of 1997, an increase $7.2 million from the same period in 1996. This increase is principally due to the interest expense on the AGHI Senior Notes issued April 2, 1997.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM


Income from continuing operations before income taxes and extraordinary item in 1997 was $6.6 million compared to $4.6 million for the first nine months of 1996. This increase was due to the increase in income from operations from the Ehlert and Camping World acquisitions, and an increase in gross profit from publications offset by reduced gross profit from membership services and increases in operating expenses.

INCOME TAXES

In the first nine months of 1997, the Company recognized a $3.5 million tax expense compared to $2.2 million tax expense in the first nine months of 1996.

DISCONTINUED OPERATIONS

As further described in Note 3 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of NAFE in the fourth quarter of 1996. NAFE operating losses in 1997 were included in the estimated loss on disposal accrued in 1996. The 1996 results have been restated to recognize NAFE as a discontinued operation in the prior year for comparative purposes.

EXTRAORDINARY ITEM

The Company refinanced its senior term and revolving credit facilities April 2, 1997. As a result, the Company incurred a write-off of unamortized financing cost of $0.2 million, net of tax.

NET INCOME

The net income in the first nine months of 1997 was $2.8 million compared to net income of $1.9 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose only asset is the capital stock of AGI. On March 6, 1997 and April 2, 1997, as discussed further below, AGI completed the acquisitions of the stock of Ehlert and Camping World, respectively. These acquisitions were funded primarily through borrowings under the AGI Senior Credit Facility established April 2, 1997 and the $130.0 million AGHI Senior Notes issuance. The proceeds from the AGHI Senior Notes, net of expenses and repayments of approximately $7.5 million of AGHI's debt were contributed by AGHI to AGI as capital. Interest on the AGHI Senior Notes, as well as other obligations entered into by AGHI related to the acquisitions, will be serviced from dividends from AGI as discussed below.

Cash, cash equivalents and investments totaled $39.2 million at September 30, 1997 compared to $4.8 million at December 31, 1996. Included in the September 30, 1997 cash, cash equivalents and investments is $23.2 million which is restricted for use by Affinity Bank (AB) and Affinity Insurance Group (AINS) subsidiaries. The assets of AB and AINS are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce Company debt. In addition, both AB and AINS, although required to be consolidated with the Company, are recognized as "unrestricted" or non-guarantying subsidiaries as defined in the AGI Senior Credit Facility, as discussed further below, and AB only is "unrestricted" under the terms of the AGI Senior Subordinated Notes and the AGHI Senior Notes.

On March 6, 1997, AGI acquired the stock of Ehlert for $22.3 million, of which $20.8 million was paid in cash at closing. In addition, a $1.5 million note was issued by AGHI to the seller, of which $1.0 million was repaid in April 1997. The balance of the note is payable on March 6, 1999, together with interest at 5% per annum. In addition, John Ehlert, the founder and principal stockholder of Ehlert, entered into a non-competition agreement for $0.2 million. The purchase price of Ehlert was funded primarily through borrowings under the AGI Senior Credit Facility and a $6.5 million capital contribution to AGI from AGHI ($5.0 million of the capital contribution was in cash).

On April 2, 1997, AGI acquired the stock of Camping World for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. In addition, AGHI entered into the Camping World Management Incentive Agreements with certain Camping World executives pursuant to which up to an additional $15.0 million will be paid subject to Camping World achieving certain operating goals. Such contingent amounts will be payable in $1.0 million annual installments on the first four anniversaries of the closing and $11.0 million on the fifth anniversary of the closing. The purchase price of Camping World was funded through capital contributions of $119.5 million to AGI from AGHI (consisting of the net proceeds from the April 2, 1997 issuance of the AGHI Senior Notes, net of expenses and repayments of approximately $7.5 million of AGHI's debt) together with borrowings under the AGI Senior Credit Facility (discussed below).

The AGI Senior Credit Facility provides a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and a $45.0 million revolving credit line. The interest on borrowings under the senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The AGI Senior Credit Facility is secured by a security interest in the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries. At September 30, 1997, no amounts were outstanding under the $45.0 million revolving credit line.


The AGI Indenture limits borrowings under the AGI Senior Credit Facility to 150% of AGI's consolidated cash flow (as defined) for the preceding four fiscal quarters. For the purposes of this calculation, the results of Camping World and Ehlert are only included for periods after their acquisition. As of September 30, 1997, permitted borrowings under the undrawn revolving line of the AGI Senior Credit Facility were $45.0 million.

The AGI Senior Credit Facility and the AGI Indenture allow for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to AGI's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. Under the terms of the AGI Senior Credit Facility and AGI Indenture, AGI would have been permitted to make dividends to AGHI up to $119.7 million, to service these obligations when due, as of September 30, 1997.

During the nine months ended September 30, 1997, payments under the terms of several phantom stock agreements totaled $0.6 million. Additional phantom stock payments of $1.6 million are scheduled to be made over the next twelve months.

Capital expenditures in the nine months ended September 30, 1997 totaled $3.1 million compared to capital expenditures of $1.3 million during the same period in 1996. Capital expenditures are anticipated to be approximately $1.5 million for the remainder of 1997, primarily for continued enhancements to membership marketing databases, inbound and outbound tele-communications, and computer software and hardware.

In the next two years, most large companies will face a potentially serious information systems (computer) problem because certain software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. The Company began the process of identifying the changes required to their computer programs and hardware during 1996. The necessary modifications to the Company's financial and operational information systems are expected to be completed by the first quarter of 1999. Preliminary estimates of the total costs to be incurred prior to the year 2000 range from $1.0 million to $1.5 million. Maintenance and modification costs will be expensed as incurred while the costs of new software will be capitalized and amortized over the software's useful life.

Both AB and AINS are subject to regulatory guidelines that, among other things, stipulate the minimum capital requirements for each entity based on certain operating ratios. To maintain those ratios the Company contributed $1.0 million of capital to each AB and AINS during the third quarter of 1997.
 It is anticipated that additional capital contributions of $7.0 million will be made in the remaining calendar year.

Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to satisfy the Company's operating cash needs, debt obligations and capital requirements of its existing operations during the next twelve months.

This filing contains statements that are "forward looking statements," and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integration of acquired operations and the achievement of financial benefits and operational efficiencies in connections with acquisitions. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

PART II:  OTHER INFORMATION

          Items 1-6:  Not Applicable

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AFFINITY GROUP HOLDING, INC.



                                                  /s/ Mark J. Boggess
                                                  ----------------------------
Date:  November 12, 1997                          Mark J. Boggess
                                                  Senior Vice President
                                                  Chief Financial Officer