Form 10-Q
period 1998-03-31
AFFINITY GROUP HOLDING INC
filed 1998-05-13
CIK 1038622

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                    Quarterly Report Under Section 13 or 15 (d) of
                         The Securities Exchange Act of 1934

FOR QUARTER ENDED:                                     COMMISSION FILE NUMBER
March 31, 1998                                                333-26389
--------------------------------------------------------------------------------

                             AFFINITY GROUP HOLDING, INC.
                (Exact name of registrant as specified in its charter)

DELAWARE                                                     59-2922099
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

64 Inverness Drive East                                    (303) 792-7284
Englewood, CO  80112                                  (Registrant's telephone
(Address of principal executive offices)            number, including area code)


--------------------------------------------------------------------------------

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

                              YES   _X_           NO  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AS OF
CLASS                                                     MAY 11, 1998
-----                                                     ------------
Common Stock,    $.01 par value                               100

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                         NONE

                    AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES


                                        INDEX


                                                                           PAGE
                                                                           ----

PART I.  Financial Information


     ITEM 1: FINANCIAL STATEMENTS
          Consolidated Balance Sheets                                       1
          As of March 31, 1998 and December 31, 1997

          Consolidated Statements of Operations                             2
          For the three months ended March 31, 1998 and 1997

          Consolidated Statements of Cash Flows                             3
          For the three months ended March 31, 1998 and 1997

          Notes to Consolidated Financial Statements                        4


     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       6
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Part II. Other Information                                                 12


SIGNATURES                                                                 13

                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (In Thousands)
                                  (Unaudited)


                                                      3/31/98        12/31/97
                                                    -----------     -----------
ASSETS
    CURRENT ASSETS:
       Cash and cash equivalents                    $    50,307     $    43,978
       Investments                                        2,596           2,590
       Accounts receivable, less allowance for
         doubtful accounts                               21,726          25,802
       Inventories                                       29,959          30,283
       Prepaid expenses and other assets                 10,554          11,089
                                                    -----------     -----------
          Total current assets                          115,142         113,742

    PROPERTY AND EQUIPMENT                               53,679          51,559
    LOANS RECEIVABLE                                     64,858          44,973
    INTANGIBLE ASSETS                                   203,881         206,104
    DEFERRED TAX ASSET                                   10,545           8,521
    RESTRICTED INVESTMENTS                                2,096           2,096
    OTHER ASSETS                                          5,679           5,391
                                                    -----------     -----------
                                                    $   455,880     $   432,386
                                                    -----------     -----------
                                                    -----------     -----------

LIABILITIES AND STOCKHOLDER'S DEFICIT

    CURRENT LIABILITIES:
       Accounts payable                             $    16,370     $    16,334
       Accrued interest                                  14,632           7,371
       Accrued taxes                                      5,588           5,035
       Accrued liabilities                               22,099          23,498
       Customer deposits                                 99,206          74,528
       Deferred tax liability - current                   2,132           2,132
       Current portion of long-term debt                  6,619           6,132
                                                    -----------     -----------
          Total current liabilities                     166,646         135,030

    DEFERRED REVENUES                                    80,667          79,572
    LONG-TERM DEBT                                      281,104         288,229
    OTHER LONG-TERM LIABILITIES                           5,213           5,467
    COMMITMENTS AND CONTINGENCIES                             -               -
                                                    -----------     -----------
                                                        533,630         508,298
                                                    -----------     -----------
    STOCKHOLDER'S DEFICIT:

       Common stock, $.01 par value, 1,000
          shares authorized, 100 shares
          issued and outstanding                              1               1
       Additional paid-in capital                        12,021          12,021
       Accumulated deficit                              (89,772)        (87,934)
                                                    -----------     -----------
          Total stockholder's deficit                   (77,750)        (75,912)
                                                    -----------     -----------
                                                    $   455,880     $   432,386
                                                    -----------     -----------
                                                    -----------     -----------


See notes to consolidated financial statements.

                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In Thousands)

                                  (Unaudited)


                                                         THREE MONTHS ENDED
                                                    ---------------------------
                                                      3/31/98         3/31/97
                                                    -----------     -----------
REVENUES:
    Membership services                             $    29,716     $    24,250
    Publications                                         12,599           9,733
    Merchandise                                          37,825              --
                                                    -----------     -----------
                                                         80,140          33,983

COSTS APPLICABLE TO REVENUES:
    Membership services                                  18,725          14,545
    Publications                                         10,324           7,705
    Merchandise                                          25,607              --
                                                    -----------     -----------
                                                         54,656          22,250

GROSS PROFIT                                             25,484          11,733

OPERATING EXPENSES:
    Selling, general and administrative                  17,886           4,225
    Depreciation and amortization                         3,644           2,093
                                                    -----------     -----------
                                                         21,530           6,318
                                                    -----------     -----------

INCOME FROM OPERATIONS                                    3,954           5,415

NON-OPERATING ITEMS:
    Interest expense, net                                (7,950)         (4,153)
    Other non-operating income, net                         134               8
                                                    -----------     -----------
                                                         (7,816)         (4,145)
                                                    -----------     -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                  (3,862)          1,270

INCOME TAX CREDIT (EXPENSE)                               2,024            (674)
                                                    -----------     -----------

NET INCOME (LOSS)                                   $    (1,838)    $       596
                                                    -----------     -----------
                                                    -----------     -----------


See notes to consolidated financial statements.

                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                  (Unaudited)


                                                         THREE MONTHS ENDED
                                                        1998            1997
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $   (1,838)     $      596
  Adjustments  to  reconcile  net  income
    to net cash provided by operating activities:
    Deferred tax provision (benefit)                    (2,024)            261
    Depreciation and amortization                        3,644           2,093
    Provision for losses on accounts receivable            230              36
    Deferred compensation                                    -             300
    Loss on disposal of property and equipment               -               7
    Changes  in operating assets and liabilities
       (net of purchased businesses):
       Accounts receivable                               3,846           1,241
       Inventories                                         324             816
       Restricted investments                               (6)              -
       Prepaids and other assets                           247          (2,236)
       Accounts payable                                     36           1,148
       Accrued and other liabilities                     6,161           1,516
       Deferred revenues                                 1,095           1,181
       Net  assets  and  liabilities  of
         discontinued operations                             -            (222)
                                                    -----------     -----------
         Net cash provided by operating activities      11,715           6,737
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (3,526)           (562)
  Net changes in intangible assets                         (15)         (1,711)
  Net changes in loans receivable                      (19,885)            756
  Purchase of investments                                    -             350
  Purchase of Ehlert Publishing Group, Inc.                  -         (20,800)
                                                    -----------     -----------
         Net cash used in investing activities         (23,426)        (21,967)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in customer deposits                       24,678           2,761
  Borrowings on long-term debt                           9,898          30,450
  Principal payments of long-term debt                 (16,536)        (10,547)
                                                    -----------     -----------
         Net cash provided by financing activities      18,040          22,664
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                6,329           7,434

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          43,978           4,278
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $   50,307      $   11,712
                                                    -----------     -----------
                                                    -----------     -----------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                 745             690
  Income Taxes                                              81              16


See notes to consolidated financial statements.

                    AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


(1)  BASIS OF PRESENTATION

The financial statements included herein include the accounts of Affinity Group Holding, Inc. ("AGHI"), its wholly-owned subsidiary, Affinity Group, Inc. ("AGI"), and AGI's subsidiaries (collectively the Company) without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's 10-K report for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

On March 6, 1997, the Company acquired the stock of Ehlert Publishing Group ("EPG"). EPG is a specialty publisher of sports and recreation magazines focusing on five niches: snowmobiling, personal watercraft, archery, all-terrain vehicles and motorcycles. Further, on April 2, 1997, the Company acquired the common stock of Camping World, Inc. ("CWI"). CWI is a national specialty retailer of merchandise and services for RV owners. The operating results of EPG and CWI have been included in the Company's consolidated results of operations from the dates of acquisition. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of EPG and CWI have been recorded at the estimated fair market value at the dates of the acquisitions.

Certain reclassifications of prior year amounts have been made to conform to the current presentation.


(2) RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components. It requires that all changes in equity during a period, except those resulting from investment by owners and distributions to owners, be reported as a component of comprehensive income and that comprehensive income be displayed in annual financial statements with the same prominence as other financial statements that constitute a full set of financial statements. The Company's comprehensive income for the three months ended March 31, 1998 and 1997 is the same amount as the Company's net income (loss) for these periods.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments. SFAS No. 131 will be first reflected in the Company's 1998 Annual Report.

                    AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

                                                               THREE MONTHS ENDED
                                             -------------------------------------------------------
                                                 3/31/98             3/31/97             Inc/(Dec)
                                             --------------      --------------       --------------
REVENUES:
    Membership services                           37.1%               71.4%                22.5%
    Publications                                  15.7%               28.6%                29.4%
    Merchandise                                   47.2%                 ---                  ---
                                             --------------      --------------       --------------
                                                 100.0%              100.0%               135.8%

COSTS APPLICABLE TO REVENUES:
    Membership services                           23.4%               42.8%                28.7%
    Publications                                  12.9%               22.7%                34.0%
    Merchandise                                   31.9%                 ---                  ---
                                             --------------      --------------       --------------
                                                  68.2%               65.5%               145.6%
                                             --------------      --------------       --------------
GROSS PROFIT                                      31.8%               34.5%               117.2%

OPERATING EXPENSES:
    Selling, general and administrative           22.4%               12.4%               323.3%
    Depreciation and amortization                  4.5%                6.2%                74.1%
                                             --------------      --------------       --------------
                                                  26.9%               18.6%               240.8%
                                             --------------      --------------       --------------
INCOME FROM OPERATIONS                             4.9%               15.9%               (27.0%)

NON-OPERATING ITEMS:
    Interest expense, net                         (9.9%)             (12.2%)               91.4%
    Other non-operating income, net                0.2%                 ---                  ---
                                             --------------      --------------       --------------
                                                  (9.7%)             (12.2%)               88.6%
                                             --------------      --------------       --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                           (4.8%)               3.7%              (404.1%)

INCOME TAX CREDIT (EXPENSE)                        2.5%               (1.9%)             (400.3%)
                                             --------------      --------------       --------------
NET INCOME (LOSS)                                 (2.3%)               1.8%              (408.4%)
                                             --------------      --------------       --------------
                                             --------------      --------------       --------------

                                RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1998
COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

REVENUES

Revenues of $80.1 million for the first quarter of 1998 increased by approximately $46.2 million or 135.8% from the comparable period in 1997. Excluding the Ehlert operations acquired March 1997 and the Camping World operations acquired April 1997, revenues were $35.9 million for the first quarter of 1998 compared to $32.8 million for the comparable period in 1997, a 9.5% increase.

Membership services revenues of $29.7 million for the first quarter of 1998 increased by approximately $5.5 million from the comparable period in 1997. Excluding the Camping World membership services operations, membership services revenue increased by approximately $2.5 million to $26.8 million, a 10.4% increase. This revenue increase was largely attributable to a $1.8 million increase in financial and insurance services revenue, a $1.1 million increase in ancillary product revenue consisting of a $0.9 million increase from the extended vehicle warranty program, an $0.8 million increase from the Rapid Response emergency road service contracts acquired August 4, 1997, and a $0.6 million decrease due to reduced GoodSam emergency road service enrollment, which were partially offset by a membership services revenue decrease of $0.4 million principally associated with reduced Coast to Coast Club enrollment.

Publication revenue of $12.6 million for the first quarter of 1998 increased by $2.9 million from the comparable period in 1997. Excluding Ehlert, publication revenue increased by approximately $0.6 million largely attributable to increased revenue from TRAILER LIFE CAMPGROUND/ RV PARK AND SERVICES DIRECTORY and new books mailed.

Merchandise revenue was $37.8 million and was related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1997, merchandise revenue for the quarter increased $0.2 million or 0.5%. This increase was principally attributable to a $0.7 million increase in mail order sales which was partially offset by a $0.5 million decrease in retail showroom sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $54.7 million for the first quarter of 1998, an increase of $32.4 million or 145.6% over the comparable period in 1997. Excluding the Ehlert and Camping World operations, costs applicable to revenues increased $3.5 million for the first quarter of 1998 compared to the first quarter of 1997, a 16.5% increase.

Membership services costs and expenses increased by approximately $4.2 million or 28.7% to $18.7 million in the first quarter of 1998 compared to $14.5 million in 1997. Excluding the Camping World acquisition, membership services costs increased $2.9 million to $17.4 million largely as a result of increased expenses of $1.9 million associated with the financial and insurance services, $0.9 million associated with the increase in extended warranty policies, and $0.5 million in costs associated with the Rapid Response emergency road service contracts. These increases were partially offset by $0.4 million in reduced expenses for the Coast to Coast Clubs.

Publication costs and expenses of $10.3 million for the first quarter of 1998 increased $2.6 million or 34.0% compared to the first quarter of 1997. Excluding the Ehlert and Camping World acquisitions, costs increased by $0.7 million over the comparable period in 1997. This increase was primarily due to increased book sales, and increases in promotion, postage, website costs and other related expenses.

Merchandise costs applicable to revenues were $25.6 million and were related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1997, merchandise costs for the quarter decreased $0.4 million. In addition to the corresponding $0.2 million increase attributable to the increase in merchandise sales, the gross profit margin increased by $0.6 million from 30.8% in the first quarter of 1997 to 32.3% for the same period in 1998.

OPERATING EXPENSES

Selling, general and administrative expenses of $17.9 million for the first quarter of 1998 were $13.7 million over the first quarter of 1997. Excluding the Camping World and Ehlert acquisitions, general and administrative expenses increased by $0.5 million compared to the prior year primarily as a result of an increase of $0.6 million in expenses for consulting and professional services and $0.2 million increase in wage-related expenses, which were partially offset by no accrual for deferred executive compensation in the first quarter of 1998. Depreciation and amortization expenses of $3.6 million were $1.6 million over the first quarter of 1997. This variance was principally due to depreciation and amortization of assets attributable to the Ehlert and Camping World acquisitions.

INCOME FROM OPERATIONS

Income from operations for the first quarter of 1998 decreased by $1.5 million or 27.0% to $4.0 million compared to $5.4 million for the first quarter of 1997. Excluding income from operations recognized from the acquired operations of Camping World and Ehlert, income from operations decreased by $0.9 million.
This decrease was due to increased operating expenses of $0.4 million, decreased gross profit from the membership services segment of $0.3 million, and decreased publication gross profit of $0.2 million.

NON-OPERATING EXPENSES

Non-operating expenses were $7.8 million for the first quarter of 1998, compared to $4.1 million for the same period in 1997. The increase is primarily interest on the $130.0 million 11% Senior Notes issued April 1997.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Loss from continuing operations before income taxes in the first quarter of 1998 was approximately $3.9 million compared to income of $1.3 million for the first quarter of 1997. This decrease was principally due to the increase in depreciation and amortization resulting from the Ehlert and Camping World acquisitions.

INCOME TAX CREDIT (EXPENSE)

In the first quarter of 1998, the Company recognized a $2.0 million tax credit compared to $0.7 million tax expense in the first quarter of 1997.

NET INCOME (LOSS)

The net loss in the first quarter of 1998 was $1.8 million compared to net income of $0.6 million for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose only asset is the capital stock of AGI.

Cash, cash equivalents and investments totaled $52.9 million at March 31, 1998 compared to $46.6 million at December 31, 1997. Included in the March 31, 1997 cash, cash equivalents and investments is $45.9 million which is restricted for use by Affinity Bank (AB) and Affinity Insurance Group (AINS) subsidiaries. The assets of AB and AINS are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce Company debt. In addition, both AB and AINS, although required to be consolidated with the Company, are recognized as "unrestricted" or non-guarantying subsidiaries as defined in the AGI Senior Credit Facility ("SCF"), as discussed further below, and AB only is an "unrestricted" subsidiary under the terms of the AGI $120.0 million 11.5% Senior Subordinated Notes due 2003, and the AGHI $130.0 million 11.0% Senior Notes due 2007.

Both AB and AINS are subject to regulatory guidelines which, among other things, stipulate the minimum capital requirements for each entity based on certain operating ratios. The Company was not required to contribute and did not contribute capital to AB and AINS during the first quarter of 1998 to maintain these ratios. It is anticipated that capital contributions of $1.0 million will be made to AB during 1998.

The $75.0 million AGI SCF provides a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and a $45.0 million revolving credit line. The interest on borrowings under the senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The senior credit facility is secured by a security interest in the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries. The AGI Indenture, dated October 29, 1993, limits borrowings under the AGI SCF to 150% of AGI's consolidated cashflow (as defined) for the preceding four fiscal quarters. At March 31, 1998, $2.0 million was outstanding and permitted borrowings under the undrawn revolving credit line of the AGI SCF were $43.0 million. At March 31, 1998, $24.0 million remained outstanding under the term portion of the AGI SCF.

The AGI SCF and the AGI Indenture allow for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to AGI's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. Under the terms of the AGI SCF and the AGI Indenture, AGI would have been permitted to make dividends to AGHI up to $121.5 million, to service these obligations when due, as of March 31, 1998.

During the three months ended March 31, 1998, payments under the terms of several phantom stock agreements totaled $1.8 million. Additional phantom stock payments of $0.2 million are scheduled to be made for the remainder of 1998.

Capital expenditures in the three months ended March 31, 1998 totaled $3.5 million compared to capital expenditures of $0.6 million during the same period in 1997. This increase is partially attributable to the $1.3 million purchase of a commercial building by Affinity Bank, for Affinity Bank's corporate headquarters and branch office. The balance of the increase is primarily computer software and hardware, of which the largest component is an enhanced retail merchandising system for Camping World's retail operations. Capital expenditures are anticipated to be approximately $4.5 million for the remainder of 1998. The anticipated expenditures include the purchase of the Bolingbrook, IL Camping World supercenter, currently under lease, along with the addition of two new Camping World supercenters, continued enhancements to membership marketing databases, inbound and outbound telecommunications, and computer software and hardware.

Regarding the Year 2000 compliance issue for information systems, the Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar Year 2000 and is cognizant of the time sensitive nature of the problem. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company preliminarily estimates that the cost of Year 2000 compliance for its information systems will be in the range of $1.0 to $1.5 million and all necessary modifications will be completed by the first quarter of 1999. The Company is not yet able to estimate the cost of Year 2000 compliance with respect to subcontracted production systems, products, customers and suppliers; however, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company.

Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to satisfy the Company's operating cash needs, debt obligations and capital requirements of its existing operations during the next twelve months.

This filing contains statements that are "forward looking statements," and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integration of acquired operations and the achievement of financial benefits and operational efficiencies in connections with acquisitions. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

PART II:  OTHER INFORMATION


     Items 1-6:  Not Applicable

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AFFINITY GROUP, INC.



                                        /S/  Mark J. Boggess
                                        ---------------------------
Date:  May 11, 1998                     Mark J. Boggess
                                        Senior Vice President
                                        Chief Financial Officer