Form 10-Q
period 1998-09-30
AFFINITY GROUP HOLDING INC
filed 1998-11-13
CIK 1038622

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d) of
                        The Securities Exchange Act of 1934

FOR QUARTER ENDED:                           COMMISSION FILE NUMBER
September 30, 1998                                     333-26389
     _______________________________________________________________

                           AFFINITY GROUP HOLDING, INC.
                 (Exact name of registrant as specified in its charter)

DELAWARE                                                             59-2922099
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

64 Inverness Drive East                                        (303) 792-7284
Englewood, CO  80112                                   (Registrant's telephone
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

                           YES  X           NO
                               ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                            OUTSTANDING AS OF
CLASS                                                        OCTOBER 31, 1998
-----                                                       -----------------
Common Stock, $.01 par value                                      100

                        DOCUMENTS INCORPORATED BY REFERENCE:
                        DOCUMENT REFERENCED ON EXHIBIT INDEX

                   AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES


                                       INDEX


                                                                       PAGE

PART I.  Financial Information


     ITEM 1: FINANCIAL STATEMENTS

             Consolidated Balance Sheets                                   1
             As of September 30, 1998 and December 31, 1997

             Consolidated Statements of Operations                         2
             For the three months ended September 30, 1998 and 1997

             Consolidated Statements of Operations                         3
             For the nine months ended September 30, 1998 and 1997

             Consolidated Statements of Cash Flows                         4
             For the nine months ended September 30, 1998 and 1997

             Notes to Consolidated Financial Statements                    5


     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      7
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. Other Information                                                 17


SIGNATURES                                                                 18

              AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                           (In Thousands)
                             (Unaudited)


                                                          9/30/98      12/31/97
                                                         ---------    -----------
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                            $ 26,201      $ 43,978
    Investments                                             2,199         2,590
    Accounts receivable, less allowance for
      doubtful accounts                                    22,929        25,802
    Inventories                                            31,985        30,283
    Prepaid expenses and other assets                      12,775        11,089
                                                         --------     ---------
      Total current assets                                 96,089       113,742

  PROPERTY AND EQUIPMENT                                   57,064        51,559
  LOANS RECEIVABLE                                        121,269        44,973
  INTANGIBLE ASSETS                                       199,485       206,104
  DEFERRED TAX ASSET                                        8,354         8,521
  RESTRICTED INVESTMENTS                                    1,997         2,096
  OTHER ASSETS                                              6,168         5,391
                                                         --------     ---------
                                                         $490,426      $432,386
                                                         --------     ---------
                                                         --------     ---------

LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                      $13,954       $16,334
    Accrued interest                                       14,100         7,371
    Accrued taxes                                             553         5,035
    Accrued liabilities                                    21,389        23,498
    Customer deposits                                     133,613        74,528
    Deferred tax liability - current                        2,132         2,132
    Current portion of long-term debt                       7,090         6,132
                                                         --------     ---------
      Total current liabilities                           192,831       135,030

  DEFERRED REVENUES                                        88,796        79,572
  LONG-TERM DEBT                                          279,555       288,229
  OTHER LONG-TERM LIABILITIES                               4,860         5,467
  COMMITMENTS AND CONTINGENCIES                             ---           ---
                                                         --------     ---------
                                                          566,042       508,298
                                                         --------     ---------
                                                         --------     ---------

  STOCKHOLDER'S DEFICIT:
    Common stock, $.01 par value, 1,000 shares
      authorized, 100 shares issued and outstanding             1             1
    Additional paid-in capital                             12,021        12,021
    Accumulated deficit                                   (87,638)      (87,934)
                                                         --------     ---------
      Total stockholder's deficit                         (75,616)      (75,912)
                                                         --------     ---------
                                                         $490,426      $432,386
                                                         --------     ---------
                                                         --------     ---------

See notes to consolidated financial statements.

             AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In Thousands)
                            (Unaudited)


                                                            THREE MONTHS ENDED
                                                         -----------------------
                                                          9/30/98       9/30/97
                                                         ---------     ---------
REVENUES:
  Membership services                                     $34,525       $31,035
  Publications                                             10,090        10,244
  Merchandise                                              53,119        49,258
                                                          -------       -------
                                                           97,734        90,537

COSTS APPLICABLE TO REVENUES:
  Membership services                                      23,249        18,860
  Publications                                              7,629         7,285
  Merchandise                                              36,070        33,875
                                                          -------       -------
                                                           66,948        60,020

GROSS PROFIT                                               30,786        30,517

OPERATING EXPENSES:
  Selling, general and administrative                      18,543        17,507
  Depreciation and amortization                             3,741         3,656
                                                          -------       -------
                                                           22,284        21,163
                                                          -------       -------
INCOME FROM OPERATIONS                                      8,502         9,354

NON-OPERATING ITEMS:
  Interest expense, net                                    (8,018)       (8,079)
  Other non-operating income, net                              54           189
                                                          -------       -------
                                                           (7,964)       (7,890)
                                                          -------       -------

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                538         1,464

INCOME TAX EXPENSE                                           (195)       (1,130)
                                                          -------       -------
NET INCOME                                                   $343          $334
                                                          -------       -------
                                                          -------       -------

See notes to consolidated financial statements.

             AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands)
                             (Unaudited)


                                                            NINE MONTHS ENDED
                                                         -----------------------
                                                          9/30/98       9/30/97
                                                         ---------     ---------
REVENUES:
  Membership services                                    $ 98,239      $ 85,309
  Publications                                             34,265        30,595
  Merchandise                                             146,213       100,563
                                                         --------      --------
                                                          278,717       216,467

COSTS APPLICABLE TO REVENUES:
  Membership services                                      63,338        50,266
  Publications                                             26,689        22,437
  Merchandise                                              98,406        68,398
                                                         --------      --------
                                                          188,433       141,101

GROSS PROFIT                                               90,284        75,366

OPERATING EXPENSES:
  Selling, general and administrative                      55,082        39,533
  Depreciation and amortization                            11,060         9,622
                                                         --------      --------
                                                           66,142        49,155
                                                         --------      --------
INCOME FROM OPERATIONS                                     24,142        26,211

NON-OPERATING ITEMS:
  Interest expense, net                                   (23,935)      (19,864)
  Other non-operating income, net                             257           231
                                                         --------      --------
                                                          (23,678)      (19,633)
                                                         --------      --------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND EXTRAORDINARY ITEM                         464         6,578

INCOME TAX EXPENSE                                           (168)       (3,545)
                                                         --------      --------
INCOME BEFORE EXTRAORDINARY ITEM                              296         3,033

EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, less
    applicable income tax benefit of $145                   ---            (241)
                                                         --------      --------

NET INCOME                                                   $296        $2,792
                                                         --------      --------
                                                         --------      --------

See notes to consolidated financial statements.

              AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands)
                             (Unaudited)



                                                            NINE MONTHS ENDED
                                                          9/30/98       9/30/97
                                                         ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                             $    296      $  2,792
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Deferred tax provision                                    167         3,072
    Depreciation and amortization                          11,060         9,622
    Provision for losses on accounts receivable               517           499
    Deferred compensation                                    (325)          800
    Gain on disposal of property and equipment                 (6)          ---
    Extraordinary item                                        ---           386
    Changes in operating assets and liabilities (net of
      purchased businesses):
      Accounts receivable                                   2,356        (2,158)
      Inventories                                          (1,702)        4,454
      Restricted investments                                  391        (1,246)
      Prepaids and other assets                            (2,463)       (5,308)
      Accounts payable                                     (2,380)      (10,682)
      Accrued and other liabilities                          (144)       (1,254)
      Deferred revenues                                     9,224         9,125
      Net assets and liabilities of discontinued
        operations                                            ---        (1,003)
                                                         --------      --------
        Net cash provided by operating activities          16,991         9,099
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (9,940)       (3,060)
  Net changes in intangible assets                            (45)      (11,334)
  Net changes in loans receivable                         (76,296)      (19,144)
  Sale of investments                                          99          (469)
  Proceeds from sale of property and equipment                 45            29
  Purchase of Ehlert Publishing Group, Inc.                   ---       (20,800)
  Purchase of Camping World, Inc., net of cash acquired       ---       (97,418)
                                                         --------      --------
        Net cash used in investing activities             (86,137)     (152,196)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in customer deposits                          59,085        34,399
  Borrowings on long-term debt                             37,848       200,650
  Principal payments of long-term debt                    (45,564)      (58,736)
                                                         --------      --------
        Net cash provided by financing activities          51,369       176,313
                                                         --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (17,777)       33,216

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           43,978         4,278
                                                         --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 26,201      $ 37,494
                                                         --------      --------
                                                         --------      --------

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                                  9,144         8,942
  Income Taxes                                              5,172           523


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

On March 6, 1997, AGI acquired the stock of Ehlert Publishing Group ("EPG"). EPG is a specialty publisher of sports and recreation magazines focusing on five niches: snowmobiling, personal watercraft, archery, all-terrain vehicles and motorcycles. Further, on April 2, 1997, AGI acquired the common stock of Camping World, Inc. ("CWI"). CWI is a national specialty retailer of merchandise and services for RV owners. The operating results of EPG and CWI have been included in the Company's consolidated results of operations from the dates of acquisition. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of EPG and CWI have been recorded at the estimated fair market value at the dates of the acquisitions.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components. It requires that all changes in equity during a period, except those resulting from investment by owners and distributions to owners, be reported as a component of comprehensive income and that comprehensive income be displayed in annual financial statements with the same prominence as other financial statements that constitute a full set of financial statements. The Company's comprehensive income for the nine months ended September 30, 1998 and 1997 is the same amount as the Company's net income for these periods.

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

              AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


ITEM 2:


The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:



                                                     THREE MONTHS ENDED
                                          -----------------------------------------
                                            9/30/98       9/30/97      Inc/(Dec)
                                          ----------     ---------    ------------
REVENUES:
  Membership services                         35.3%         34.3%         11.2%
  Publications                                10.3%         11.3%         (1.5%)
  Merchandise                                 54.4%         54.4%          7.8%
                                             ------        ------      ---------
                                             100.0%        100.0%          7.9%

COSTS APPLICABLE TO REVENUES:
  Membership services                         23.8%         20.9%         23.3%
  Publications                                 7.8%          8.0%          4.7%
  Merchandise                                 36.9%         37.4%          6.5%
                                             ------        ------      ---------
                                              68.5%         66.3%         11.5%

GROSS PROFIT                                  31.5%         33.7%          0.9%

OPERATING EXPENSES:
  Selling, general and administrative         19.0%         19.4%          5.9%
  Depreciation and amortization                3.8%          4.0%          2.3%
                                             ------        ------      ---------
                                              22.8%         23.4%          5.3%
                                             ------        ------      ---------

INCOME FROM OPERATIONS                         8.7%         10.3%         (9.1%)

NON-OPERATING ITEMS:
  Interest expense, net                       (8.2%)        (8.9%)        (0.8%)
  Other non-operating income, net              0.1%          0.2%        (71.4%)
                                             ------        ------      ---------
                                              (8.1%)        (8.7%)         0.9%
                                             ------        ------      ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                 0.6%          1.6%        (63.3%)

INCOME TAX EXPENSE                            (0.2%)        (1.2%)       (82.7%)
                                             ------        ------      ---------
NET INCOME                                     0.4%          0.4%          2.7%
                                             ------        ------      ---------
                                             ------        ------      ---------


                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


ITEM 2:


The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:



                                                     NINE MONTHS ENDED
                                         ------------------------------------------
                                            9/30/98       9/30/97      Inc/(Dec)
                                         -----------    ---------    ------------
REVENUES:
  Membership services                         35.2%         39.4%         15.2%
  Publications                                12.3%         14.1%         12.0%
  Merchandise                                 52.5%         46.5%         45.4%
                                         ----------     ---------    ----------
                                             100.0%        100.0%         28.8%

COSTS APPLICABLE TO REVENUES:
  Membership services                         22.7%         23.1%         26.0%
  Publications                                 9.6%         10.4%         19.0%
  Merchandise                                 35.3%         31.7%         43.9%
                                         ----------     ---------    ----------
                                              67.6%         65.2%         33.5%

GROSS PROFIT                                  32.4%         34.8%         19.8%

OPERATING EXPENSES:
  Selling, general and administrative         19.7%         18.3%         39.3%
  Depreciation and amortization                4.0%          4.4%         14.9%
                                         ----------     ---------    ----------
                                              23.7%         22.7%         34.6%
                                         ----------     ---------    ----------

INCOME FROM OPERATIONS                         8.7%         12.1%         (7.9%)

NON-OPERATING ITEMS:
  Interest expense, net                       (8.6%)        (9.2%)        20.5%
  Other non-operating income, net              0.1%          0.1%         11.3%
                                         ----------     ---------    ----------
                                              (8.5%)        (9.1%)        20.6%
                                         ----------     ---------    ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                           0.2%          3.0%        (92.9%)

INCOME TAX EXPENSE                            (0.1%)        (1.6%)       (95.3%)
                                         ----------     ---------    ----------
INCOME BEFORE EXTRAORDINARY ITEM               0.1%          1.4%        (90.2%)

EXTRAORDINARY ITEM:
  Loss on early extinguishment of
    debt, less applicable income tax
    benefit of $145                            ---          (0.1%)         ---
                                         ----------     ---------    ----------
NET INCOME                                     0.1%          1.3%        (89.4%)
                                         ----------     ---------    ----------
                                         ----------     ---------    ----------

                               RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Revenues of $97.7 million for the third quarter of 1998 increased by approximately $7.2 million or 7.9% from the comparable period in 1997.

Membership services revenues of $34.5 million for the third quarter of 1998 increased by approximately $3.5 million from the comparable period in 1997, an 11.2% increase. This revenue increase was largely attributable to a $2.2 million increase in financial and insurance services revenue, a $2.4 million increase from the extended vehicle warranty program, a $0.3 million increase from the Rapid Response emergency road service contracts acquired August 4, 1997 and a $0.3 million increase in Camping World's President's Club membership fees. These increases were partially offset by a membership services revenue decrease of approximately $1.7 million primarily associated with reduced Coast to Coast Club enrollment and reduced Good Sam revenue recognition as a result of selling more memberships at a reduced average price to enhance ancillary product revenue.

Publication revenue of $10.1 million for the third quarter of 1998 decreased by $0.2 million from the comparable period in 1997. This revenue decrease was largely attributable to the introduction of new book titles in the latter part of the third quarter of 1997.

Merchandise revenue of $53.1 million was related entirely to the acquisition of CWI in April 1997. Merchandise revenue for the quarter increased $3.9 million or 7.8%. This increase was principally attributable to a $2.0 million or 5.6% increase in retail sales, a $1.2 million or 9.9% increase in mail order sales, and a $0.7 million increase in installation and other sales. These increases are principally due to increased promotional efforts, including an increase in catalogs distributed, in addition to two stores added in 1998. Comparable store retail sales increased 4.2% over 1997.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $66.9 million for the third quarter of 1998, an increase of $6.9 million or 11.5% over the comparable period in 1997.

Membership services costs and expenses increased by approximately $4.4 million or 23.3% to $23.2 million in the third quarter of 1998 compared to $18.9 million in 1997. This increase was largely as a result of increased expenses of $2.0 million associated with financial and insurance services, $2.0 million associated with the increase in extended vehicle warranty policies, and $0.4 million in costs associated with the Rapid Response emergency road service contracts.

Publication costs and expenses of $7.6 million for the third quarter of 1998 increased $0.3 million or 4.7% compared to the third quarter of 1997. This $0.3 million increase is primarily from increased marketing efforts for the TRAILER LIFE CAMPGROUND/ RV PARK & SERVICES DIRECTORY and increased paper costs.

Merchandise costs applicable to revenues were $36.1 million and related entirely to CWI acquired in April 1997. The $2.2 million increase in merchandise costs for the quarter was primarily attributable to the 7.8% increase in merchandise sales. The gross profit margin increased by $1.6 million from 31.3% in the third quarter of 1997 to 32.1% for the same period in 1998. The increase in the gross profit margin was primarily due to efficiency gained from the consolidation of vendor product lines and the utilization of enhanced merchandising software.

OPERATING EXPENSES

Selling, general and administrative expenses of $18.5 million for the third quarter of 1998 were $1.0 million over the comparable period in 1997. This increase was primarily as a result of $0.6 million in increased retail labor costs, $0.4 million in other increased wage-related expenses, and an increase of $0.5 million in other operating expenses, including Year 2000 computer services expenses. These increases were partially offset by a $0.5 million reduction in executive deferred compensation and other benefits.
Depreciation and amortization expenses of $3.7 million increased $0.1 million primarily due to the Camping World operations.

INCOME FROM OPERATIONS

Income from operations for the third quarter of 1998 decreased by $0.9 million or 9.1% to $8.5 million compared to $9.4 million for the third quarter of 1997. This net decrease was largely due to decreased gross profit from the membership services segment of $0.9 million, decreased publication gross profit of $0.5 million, and increased operating expenses of approximately $1.1 million partially offset by a $1.6 million increase in gross profit from the merchandise segment.

NON-OPERATING EXPENSES

Non-operating expenses were $8.0 million for the third quarter of 1998 and remained relatively unchanged as compared to the same period in 1997.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Income from continuing operations before income taxes in the third quarter of 1998 decreased by $0.9 million to $0.5 million compared to the third quarter of 1997. This decrease was principally due to reduced income from operations as mentioned above.

INCOME TAX EXPENSE

In the third quarter of 1998, the Company recognized a $0.2 million tax expense compared to a $1.1 million tax expense in the third quarter of 1997.

NET INCOME

The net income in the third quarter of 1998 was $0.3 million compared to net income of $0.3 million for the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Revenues of $278.7 million for the nine months ended September 30, 1998 increased by approximately $62.3 million or 28.8% from the comparable period in 1997. Excluding the EPG operations acquired March 1997 and the CWI operations acquired April 1997, revenues were $112.5 million for the first nine months of 1998 compared to $101.8 million for the comparable period in 1997, a 10.5% increase.

Membership services revenues of $98.2 million for the first nine months of 1998 increased by approximately $12.9 million from the comparable period in 1997. Excluding the CWI membership services operations, membership services revenue increased by approximately $10.0 million to $88.9 million, a 12.6% increase. This revenue increase was largely attributable to a $6.0 million increase in financial and insurance services revenue, a $5.5 million increase from the extended vehicle warranty program, and a $2.0 million increase from the Rapid Response emergency road service contracts acquired August 4, 1997. These increases were offset by a $3.0 million decrease in membership services revenue principally associated with reduced Coast to Coast Club enrollment, and $0.5 million in reduced credit card fee revenue.

Publication revenue of $34.3 million for the first nine months of 1998 increased by $3.7 million from the comparable period in 1997. Excluding EPG, publication revenue increased by approximately $0.7 million largely attributable to increased revenue from new book title sales, an introduction of a new motorcycle title, CRUISING RIDER, and increased motorcycle magazine issues published.

Merchandise revenue of $146.2 million was related entirely to the acquisition of CWI in April 1997. On a pro forma basis, assuming the CWI acquisition had occurred at January 1, 1997, merchandise revenue for the first nine months of 1998 increased $8.0 million or 5.8% over the comparable period in 1997. This increase was principally attributable to a $3.8 million or 3.9% increase in retail sales, a $3.3 million or 10.4% increase in mail order sales, and a $0.9 million increase in installation and other sales. These increases are principally due to increased promotional efforts, including an increase in catalogs distributed, in addition to two stores added in 1998. Comparable store retail sales increased 3.3% over 1997.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $188.4 million for the first nine months of 1998, an increase of $47.3 million or 33.5% over the comparable period in 1997. Excluding the EPG and CWI operations, costs applicable to revenues increased $13.1 million for the first nine months of 1998 compared to 1997, a 20.1% increase.

Membership services costs and expenses increased by approximately $13.1 million or 26.0% to $63.3 million in the first nine months of 1998 compared to $50.2 million in 1997. Excluding the CWI acquisition, membership services costs increased $11.4 million to $59.5 million largely as a result of increased expenses of $6.0 million associated with the financial and insurance services, $4.9 million associated with the increase in extended warranty policies, $2.0 million in costs associated with the Rapid Response emergency road service contracts and $0.3 million for promotional expenses related to the new in-store kiosk marketing program. These increases were partially offset by $0.9 million in reduced membership services expenses, primarily associated with the Coast to Coast Clubs, and $0.9 million in reduced expenses associated with the credit card program.

Publication costs and expenses of $26.7 million for the first nine months of 1998 increased $4.3 million or 19.0% over the comparable period in 1997. Excluding the EPG acquisition, costs increased by $1.7 million over the comparable period in 1997. This increase was primarily due to a $0.5 million increase in costs associated with increased book sales, a $0.5 million increase in TRAILER LIFE CAMPGROUND / RV PARK & SERVICES DIRECTORY expenses primarily due to increased marketing efforts, $0.3 million in increased expenses associated with increased ROADS TO ADVENTURE circulation, an additional motorcycle magazine title and issues published, $0.2 million in increased paper costs, and a $0.2 million increase in other publication marketing and on-line development expenses.

Merchandise costs applicable to revenues were $98.4 million and were related entirely to CWI acquired in April 1997. On a pro forma basis, assuming the CWI acquisition had occurred at January 1, 1997, merchandise costs for the first nine months of 1998 increased $4.0 million. The increase in merchandise costs was primarily attributable to the 5.8% increase in merchandise sales. The gross profit margin increased by $4.0 million from 31.7% in the first nine months of 1997 to 32.7% for the same period in 1998 primarily due to consolidation of vendor product lines and the utilization of enhanced merchandising software.

OPERATING EXPENSES

Selling, general and administrative expenses of $55.1 million for the first nine months of 1998 were $15.5 million over the comparable period in 1997. Excluding the EPG and CWI acquisitions, general and administrative expenses increased by $1.6 million compared to the prior year primarily as a result of a $1.6 million increase in wage-related expenses, an $0.8 million increase in consulting and computer service expenses, which includes Year 2000 conversion efforts, and a net $0.3 million increase in other professional fees, primarily legal expenses. These increases were partially offset by a $1.1 million reduction in deferred executive compensation. Depreciation and amortization expenses of $11.1 million were $1.4 million higher than the first nine months of 1997, primarily due to increased depreciation and amortization of assets attributable to the EPG and CWI acquisitions, partially offset by the completion of amortization on the Good Sam membership lists in 1997.

INCOME FROM OPERATIONS

Income from operations for the first nine months of 1998 decreased by $2.1 million or 7.9% to $24.1 million compared to $26.2 million for the first nine months of 1997. Excluding income from operations recognized from the acquired operations of EPG and CWI, income from operations decreased by $2.9 million. This decrease was due to increased operating expenses of $0.6 million, decreased gross profit from the membership services segment of $1.4 million, and a decrease in publication gross profit of $0.9 million.

NON-OPERATING EXPENSES

Non-operating expenses were $23.7 million for the first nine months of 1998 as compared to $19.6 million for the same period in 1997. This $4.0 million increase is primarily due to the increased interest expense associated with the issuance of AGHI's $130.0 million 11% senior notes on issued April 2, 1997.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income from continuing operations before income taxes and extraordinary item in the first nine months of 1998 was approximately $0.5 million compared to $6.6 million for the first nine months of 1997. This decrease was principally due to increased interest expense and reduced gross profit as mentioned above.

INCOME TAX EXPENSE

In the first nine months of 1998, the Company recognized a $0.2 million tax expense compared to $3.5 million tax expense in the first nine months of 1997.

EXTRAORDINARY ITEM

The Company refinanced its senior term and revolving credit facilities April 2, 1997. As a result, the Company incurred a write-off of unamortized financing cost of $0.2 million, net of tax.

NET INCOME

The net income in the first nine months of 1998 was $0.3 million compared to net income of $2.8 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose only asset is the capital stock of AGI.

Cash, cash equivalents and investments of the Company totaled $28.4 million at September 30, 1998 compared to $46.6 million at December 31, 1997. This reduction is due to increased loan production at Affinity Bank ("AB"). Included in the September 30, 1998 cash, cash equivalents and investments is $22.9 million which is restricted for use by AB and Affinity Insurance Group ("AINS") subsidiaries. The assets of AB and AINS are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce Company debt. In addition, both AB and AINS, although required to be consolidated with the Company, are recognized as "unrestricted" or non-guarantying subsidiaries as defined in the AGI Senior Credit Facility ("AGI SCF"), as discussed further below, and AB only is an "unrestricted" subsidiary under the terms of the AGI $120.0 million 11.5% senior subordinated notes due 2003, and the AGHI $130 million 11.0% senior notes due 2007.

Both AB and AINS are subject to regulatory guidelines which, among other things, stipulate the minimum capital requirements for each entity based on certain operating ratios. The Company was not required to contribute and did not contribute capital to AB and AINS during the first nine months of 1998 to maintain these ratios. It is anticipated that capital contributions of $6.0 million will be made to AB during the remainder of 1998.

The $75.0 million AGI SCF provides a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and a $45.0 million revolving credit line. The interest on borrowings under the facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75%
over the stated rates. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The senior credit facility is secured by a security interest in the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries. The indenture (the "AGI Indenture"), pursuant to which the AGI $120.0 million 11.5% senior subordinated notes due 2003 were issued, limits borrowings under the AGI SCF to 150% of AGI's consolidated cashflow (as defined) for the preceding four fiscal quarters. At September 30, 1998, $4.0 million was outstanding and permitted borrowings under the undrawn revolving credit line of the AGI SCF were $41.0 million. At September 30, 1998, $21.0 million remained outstanding under the term portion of the AGI SCF.

The AGI SCF and AGI Indenture allow for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI $130.0 million 11% senior notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to AGI's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. During the first nine months of 1998, AGI made distributions of $8.2 million to AGHI. Under the terms of the AGI SCF and the AGI Indenture, AGI would have been permitted to make dividends to AGHI up to $124.7 million, to service these obligations when due, as of September 30, 1998.

During the nine months ended September 30, 1998, payments under the terms of several phantom stock agreements totaled $1.8 million. Additional phantom stock payments of $0.2 million are scheduled to be made for the remainder of 1998.

Capital expenditures in the nine months ended September 30, 1998 totaled $9.9 million compared to capital expenditures of $3.1 million during the same period in 1997. This increase is partially attributable to the purchase of a commercial building by Affinity Bank, for Affinity Bank's corporate headquarters and branch office and the purchase of the Bolingbrook, IL Camping World supercenter for $1.3 million and $2.7 million, respectively. The balance of the increase is primarily computer software and hardware, of which the largest component is an enhanced retail merchandising system for CWI's retail operations. Capital expenditures are anticipated to be approximately $1.5 million for the remainder of 1998. The anticipated expenditures will include continued enhancements to membership marketing databases, inbound and outbound telecommunications, and computer software and hardware.

Regarding the Year 2000 compliance issue for information systems, the Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar Year 2000 and is cognizant of the time sensitive nature of the problem. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company preliminarily estimates that the cost of Year 2000 compliance for its information systems will be in the range of $1.0 to $1.5 million and all necessary modifications will be completed by June 1999. The Company is not yet able to estimate the cost of Year 2000 compliance with respect to subcontracted production systems, products, customers and suppliers.
However, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company.

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

PART II:  OTHER INFORMATION

     Items 1-5:  Not Applicable

     Item 6:  Exhibits and Reports on Form 8-K

     (a) On August 19, 1998 Affinity Group Holding, Inc. engaged Arthur Anderson LLP as its new independent accountants. Change in Registrant's Accountants disclosure documents and exhibits were filed with the Securities and Exchange Commission on August 19, 1998 under Form 8-K and are thereby incorporated by reference.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AFFINITY GROUP HOLDING, INC.



                                   /S/  Mark J. Boggess
                                   ---------------------------
Date:  November 12, 1998           Mark J. Boggess
                                   Senior Vice President
                                   Chief Financial Officer