Form 10-K
period 1998-12-31
AFFINITY GROUP HOLDING INC
filed 1999-03-29
CIK 1038622

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K

(Mark One)

   X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------                SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1998 OR

------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                  to               .
                                            ----------------    --------------

                        Commission File Number  333-26389
------------------------------------------------------------------------------

                           AFFINITY GROUP HOLDING, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                               59-2922099
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

64 Inverness Drive East                                           (303) 792-7284
Englewood, CO 80112                             (Registrant's telephone number,
(Address of principal executive offices)             including area code)
------------------------------------------------------------------------------

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

                                                  YES X             NO
                                                     ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               OUTSTANDING AS OF
            CLASS                                MARCH 26, 1999
            -----                              -----------------
   Common stock, $.01 par value                      100

  DOCUMENTS INCORPORATED BY REFERENCE: DOCUMENTS REFERENCED ON EXHIBIT INDEX

                                        PART I

ITEM 1: BUSINESS


GENERAL

Except where the context indicates otherwise, the term "Company", or "AGHI" means Affinity Group Holding, Inc. and its predecessors and subsidiaries but excludes the operations of the National Association for Female Executives ("NAFE"), Affinity Insurance Group ("AINS"), and Affinity Bank ("AB"), which are classified as discontinued operations.

The Company is a member-based direct marketing organization primarily engaged in selling club memberships and publications to selected recreational affinity groups principally comprised of recreational vehicle owners, campers, outdoor recreationists and, to a lesser extent, golfers. The Company's club members form a receptive audience to which it sells products, services, merchandise and publications targeted to the recreational interests of such members. The Company's three principal lines of business are (i) club memberships and related products, services and club magazines, (ii) specialty retail merchandise distributed primarily through retail supercenters and mail order catalogs, and
(iii) subscription magazines and other publications including directories. The Company's affinity groups and publishing operations provide its club members with access to discounts for certain activities and competitively priced products and services addressing club members' specific needs. See Footnote 13 in the Notes to Consolidated Financial Statements for financial information about the Company's segments.

On March 6, 1997, Affinity Group Inc. ("AGI"), a wholly owned subsidiary of AGHI, acquired the stock of Ehlert Publishing Group, Inc. ("EPG"), a specialty sports and recreation magazine publisher and on April 2, 1997, AGI acquired the stock of Camping World, Inc. ("CWI"), a specialty retailer offering merchandise and services through retail supercenters, mail order catalogs and via the internet. These acquisitions significantly furthered the business strategy of AGI and enhanced its marketing prospects by providing the following benefits:
(i) opportunities to cross sell club memberships between AGI's Good Sam Club and Camping World's President's Club through both Camping World's supercenters and catalog operations as well as AGI's direct mail operation and RV publications;
(ii) access to products and services, such as its emergency road service program and the then recently introduced extended vehicle warranty program, and to Camping World's recreational vehicle merchandise which will be marketed to AGI's Good Sam Club members and (iii) expansion of AGI's recreational publishing niche to provide additional opportunities for the development of new clubs, products and services.

At December 31, 1998, there were approximately 1.8 million dues paying members enrolled in the Company's clubs, remaining level with the 1.8 million at December 31, 1997. The paid circulation per issue of the Company's general circulation magazines is estimated at approximately 584,000 with an aggregate readership estimated at over 5.7 million at December 31, 1998. The Company believes its club members have favorable demographic characteristics and comparatively high renewal rates. Revenues of the Company were $359.0 million for the year ended December 31, 1998, compared to $301.0 million for the year ended December 31, 1997, representing a 19.3% increase. On a pro forma basis, assuming the EPG and CWI acquisitions had occurred on January 1, 1997, revenues for 1998 increased by 4.6%.

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

ACQUIRE AND DEVELOP OTHER AFFINITY GROUPS

The Company believes that the experience it has accumulated in managing its existing recreational affinity groups is applicable to the management of other recreational interest organizations. As a result, the Company conducts ongoing evaluations for developing or acquiring affinity groups for which it can build membership enrollment and to which it can market products and services. The Company expects to concentrate its efforts over the near term on integrating and cross promoting the benefits of CWI's President's Club and AGI's Good Sam Club.

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

According to the Survey, the average RV owner is 49 years old. RV ownership also increases with age reaching its highest percentage level among those 55 to 64 years old. According to the 1994 U. S. Census, households in this age group are projected to increase from 23.8 million in 1994 to 28.9 million in 2005. RV ownership also is concentrated in the western United States, an area in which the population growth rate is expected to be greater than the national average through 2005. The Survey also indicates that RV ownership is associated with higher than average annual household income which among RV owners was approximately $47,000 per annum as compared to the national average of $31,000 per annum according to the 1994 U. S. Census.

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

The following table sets forth the number of members at December 31, 1998, annual membership dues and average annual renewal rates during the period of 1994 to 1998 for each club:



                           Number of Members at                    Average Renewal
   Membership Club            December 31, 1998  Annual Fee (1)        Rate (2)
-------------------------------------------------------------------------------------
Good Sam Club                           936,230     $12 - $25            71%

Coast to Coast Club                     229,930     $60 - $70            80%

President's Club                        524,300     $15 - $20            64%

Golf Card Club                          111,048     $75 - $79            61%


----------------------
(1)  For a single member, subject to special discounts and promotions.
(2)  Excludes members having life-time memberships.

In addition to regular memberships, the Company also sells multi-year memberships. Management believes that multi-year memberships provide several advantages, including the up-front receipt of dues in cash, reduced membership costs and a strengthened member commitment.

Beginning in 1992, the Company began selling life-time memberships for the Good Sam Club. As of December 31, 1998, the average price for a life-time membership was $189 with 102,775 members registered. Based on an actuarial analysis of the life-time members, the Company expects the average length of a life-time membership to be 18 years.

GOOD SAM CLUB

The Good Sam Club, founded in 1966, is a membership organization for owners of recreation vehicles. The Good Sam Club is the largest RV club in North America with over 936,000 member families and approximately 2,000 local chapters as of December 31, 1998. The average renewal rate for Good Sam Club members was approximately 71% during the period 1994 through 1998. The Company has focused on selling higher margin multi-year memberships which, among other advantages, reduces the cost of membership renewal. At December 31, 1998, the average length of time for participation in the Good Sam Club was approximately 7 years with most club members purchasing annual memberships.

Membership fees range from $12 to $25, subject to the term and type (new vs. renewal). The benefits of club memberships include: discounts for overnight stays at approximately 1,700 participating RV parks and campgrounds; discounts on the purchase of supplies and accessories for recreation vehicles at approximately 193 RV service centers; a free annual subscription to HIGHWAYS, the club's regular news magazine; discounts on other Company publications; trip routing and mail-forwarding; and access to products and services developed for club members. Based on typical usage patterns, the Company estimates that Good Sam Club members realize estimated annual savings from discounts of $156.

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

The following table lists the number of club members and RV parks and campgrounds from 1994 through 1998 at which discounts for members were available at December 31st of the respective year:


                                                          Year Ended December 31
                                         ----------------------------------------------------
                                            1998      1997       1996      1995      1994
                                         ----------------------------------------------------
Number of Good Sam Members (1)              936,200   927,000    911,400   900,500   930,200

Life-time members included above            102,775    82,942     68,490    57,786    45,251

Number of RV campgrounds offering             1,682     1,697      1,682     1,624     1,674
discounts to Good Sam members


---------------------
(1)  A member consists of a household.

COAST TO COAST

The Coast to Coast Club operates the largest reciprocal use network of private RV resorts in North America. The Company offers a series of membership benefits depending upon pricing and program type under the Coast to Coast name. Members of Coast to Coast belong to a private RV resort owned and operated by parties unrelated to the Company. Club members may use most of the participating resorts in the Coast to Coast network subject to availability. At December 31, 1998, there were approximately 229,900 member families in the Coast to Coast club. Approximately 400 private RV resorts nationwide participated in the Coast to Coast reciprocal use programs, representing approximately 80% of such resorts in the US. These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins and condominiums. For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sanitary and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities. The Company has established quality criteria for resorts to join and remain in the Coast to Coast networks.

For standard annual renewal dues from $69.95 for a single year membership to $159.95 for a multiple-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts, hotels and campgrounds; an annual subscription to COAST TO COAST MAGAZINE; the COAST TO COAST DIRECTORY providing information on the participating resorts; discounts on other Company publications, access to discount travel services; trip routing; and access to products and services developed for club members. Coast to Coast Resort Club members also have the right to use, subject to availability, the lodging facilities at 369 participating resorts at a discounted rate.

The Company believes that resorts participating in the Coast to Coast networks view access to reciprocating member resorts as an incentive for their customers to join their resort. Because a majority of members of Coast to Coast clubs own RVs, access to participating resorts throughout North America can be an important complement to local resort membership. During 1998, Coast to Coast members utilized approximately 900,000 nightly stays under the reciprocal use program. Based on typical use patterns, the Company estimates that Coast to Coast members realize estimated annual savings from these discounts of over $200 from discounted overnight stay accommodations at participating resorts. The average annual renewal rate for members of the Coast to Coast clubs after the initial one year membership (which is generally paid by the member resort not the club member) was approximately 80% during the period 1994 through 1998.

The following table sets forth the number of members in Coast to Coast Club and of resorts participating in the reciprocal use program at December 31st of the respective year:


                                                                Year Ended December 31
                                               ----------------------------------------------------
                                                  1998      1997       1996      1995       1994
                                               ----------------------------------------------------
Number of member families in Coast             229,900    241,500    257,200    283,900    296,300
to Coast Club

Number of resorts                                  369        387        461        463        473


Coast to Coast Club members declined 4.8% from 1997 to 1998, and 22.4% from 1994 to 1998. While the number of new members increased in 1998 over 1997, the number of non-renewing members continued to result in a net attrition. Three major resort systems that either experienced bankruptcy or left the Coast system directly impacted the 1997 and 1998 Coast to Coast membership enrollment.

PRESIDENT'S CLUB

Camping World's President's Club program, which was established in 1986, has grown to approximately 524,300 members. President's Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively. The average life (including renewals) of club membership is three years and approximately 83% of club members are enrolled for one year. President's Club members receive a 10% discount on the purchase of all of Camping World's merchandise and installation fees and receive special mailings, including newsletters and flyers offering selected products and services at special prices. Camping World recently upgraded its point-of-sale system, which management believes has increased sales, generated new club members and increased club renewal rates through improved customer data collection.

The following table lists the number of President's Club members and number of retail stores at year end for 1994 through 1998 for the respective year:


                                                           Year Ended December 31
                                          -----------------------------------------------------
                                             1998        1997        1996       1995     1994
                                          -----------------------------------------------------
Camping World's Presidents Club           524,300       510,900     465,200    459,100  409,800
Members

Number of stores (1)                           29            27          27         25       23

-----------------
     (1) Includes supercenters and one 1,800 square foot retail showroom located within the Bakersfield, California distribution center.


GOLF CARD CLUB

The Golf Card Club, founded in 1974, had approximately 111,000 members at December 31, 1998. The major attraction for membership is the financial savings which members receive when playing at one of over 3,400 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership. Based on surveys conducted by the Company, members realize savings on green fees, ranging from $150 to $250 annually, which significantly exceed the cost of membership. Members of the Golf Card Club receive the following benefits: (i) two rounds annually for up to 50% savings on combined cart and green fees or two complementary 18-hole rounds annually with the rental of a powered golf cart, (ii) discounts at 300 "Stay and Play" resorts, (iii) free National Car Rental Emerald Club membership, (iv) annual subscription to GOLF TRAVELER magazine, published six times per year, and (v) access to other products and services developed for club members. The Company believes that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America. None of the participating golf courses are owned or operated by the Company.

The standard annual membership fee is $75 for a single membership and $120 for a double membership. Multi-year memberships range from a single two-year for $140 to a five-year double of $479.

Daily-fee, semi-private and privately-owned golf courses participate in the Golf Card program. The program is attractive to participating courses because it builds traffic and fills empty tee times during off-peak hours. Members also purchase other merchandise or services when exercising their playing privileges. In this manner, the Golf Card members tend to provide incremental revenue to the golf courses. Eight field marketing representatives visit golf courses in their assigned territories to manage relationships with participating courses and to solicit additional courses for the program.

The average renewal rate for Golf Card Club members at December 31, 1998 was approximately 61% for the period 1994 to 1998, with a renewal rate of 60% for 1998, up from 54% in 1997. The following table lists the number of Golf Card members, participating golf courses and "Stay and Play" resorts at December 31st of each year in this period:

                                                                            Year Ended December 31
                                                  -------------------------------------------------------------------
                                                    1998            1997          1996          1995           1994
                                                  -------------------------------------------------------------------
Number of Members in the Golf Card                111,048          134,400       136,200       132,300        118,500
Club (1)

Number of Participating Golf Courses                3,400            3,513         3,100         2,980          2,707

Number of "Stay and Play" Golf Resorts                300              305           310           350            373


-----------------
(1) A single membership counts as one member and a double membership as two members.

The decline in membership reflects increased competition and abandonment of the Partner-Free acquisition strategy. A complete market repositioning of the club in 1998 included a new marketing strategy, new benefits, and staff and cost restructuring, all expected to address competitive challenges.

MEMBERSHIP PRODUCTS AND SERVICES

The Company's 1.8 million club members form a receptive audience to which it sells products and services targeted to the recreational interests of its club members. The Company promotes products and services which either address special needs arising in the activities of the club members or appeal generally to persons with the demographic characteristics of club members. The two most established products are the emergency road service and the vehicle insurance program. Most of the Company's products and services are provided by third parties who pay the Company a marketing fee, except for emergency road service ("ERS") and extended warranty programs where the Company pays third party administers to administer the programs.

EMERGENCY ROAD SERVICE  (ERS)

The ERS products provide towing and roadside assistance. The Company developed the ERS program initially for Good Sam Club members in 1984 as an enhancement to their club membership. Currently 24% of the general Good Sam Club membership is enrolled in the Good Sam ERS program. The Company has since expanded the ERS programs to include the other membership clubs as well as promoting products to non-club members. The Company believes it is important to target the diversified market niches with identifiable products that have various service level objectives. The Company currently markets these products through direct mail, advertising in publications, campground directories, promotional events, space ads, internet and telemarketing. Annual subscriber dues range from $69.00 to $99.95 for which the member receives roadside assistance and towing benefits at no additional cost to the subscriber. The table below sets forth the number of enrolled members in the various programs as of December 31, for each year indicated:

                                                                       Year Ended December 31
                                          ----------------------------------------------------------------------------------
                                            1998              1997              1996                1995           1994
                                          ----------------------------------------------------------------------------------
ERS members in the Good Sam Club          222,600           206,700            209,200             215,100         230,900
ERS members in the Coast to Coast Club      9,000             9,800             10,000               9,700          11,500
Rapid Response                             59,600            59,000                -                   -                -
Camping World RoadCare                     31,900            33,700                -                   -                -
                                          -------           -------            -------             -------         -------
Totals                                    323,100           309,200            219,200             224,800         242,400
                                          -------           -------            -------             -------         -------
                                          -------           -------            -------             -------         -------

For the first time since 1994, membership in the various ERS programs has internally grown through promotional and marketing efforts which have attracted new members and improved renewal rates. Combined enrollment in the programs has increased almost 14,000 or 4.5% over 1997. The Company acquired the Rapid Response program in August 1997 from a competitor and acquired Camping World RoadCare in conjunction with the acquisition of Camping World.

VEHICLE INSURANCE PROGRAMS

The Company has two vehicle insurance programs, Vehicle Insurance Program ("VIP") and Motor Vehicle Program ("MVP"), to facilitate the availability of cost-effective vehicle insurance suitable to the demographic characteristics and vehicle usage patterns of its various club members. At December 31, 1998, the VIP program had 200,587 members which represented a 18.5% and 3.2% penetration, respectively, of the Good Sam Club and Coast to Coast clubs. During the period 1994 to 1998, the average annual renewal rate of members participating in the VIP program was approximately 90.0%. The Company acquired the Motor Vehicle Program ("MVP") in conjunction with the acquisition of Camping World. This program, marketed to President's Club members, had 45,889 policies at December 31, 1998. These policies generated $2.5 million of marketing fee revenue from $53.6 million of written premiums.

The Company's marketing fee is based on the amount of written premiums, the number of policies in force and the profitability of the program. The insurance providers assume all claim risks.

The table below sets forth the number of policies in force for the VIP and MVP programs, the dollar amount of written premiums by the insurance providers, and the marketing fees generated as of December 31 of each year indicated:


                                                        Year Ended December 31
                                             --------------------------------------------------
                                               1998         1997       1996       1995     1994
                                             --------------------------------------------------
VIP and MVP policies in force                  246,500    258,600    215,100    214,800   209,800

Written premiums by the insurance providers    $ 252.9    $ 249.5    $ 208.7    $ 207.2   $ 200.1
under the VIP and MVP programs (millions)

Marketing fees generated (millions)             $ 16.5     $ 22.6     $ 17.2     $ 17.3    $ 12.6


Management believes that the RV industry and auto insurance markets have become increasingly competitive and has led to consumers comparison shopping and competitors dropping rates. In addition, VIP's underwriter is restricting the policy renewals for many New Jersey residents due to unfavorable claims experience.

OTHER PRODUCTS AND SERVICES

Other products and services marketed to club members include credit cards, vehicle financing, supplemental health and life insurance, financial services and extended vehicle warranties. Most of these services are provided to club members by third parties who pay the Company a marketing fee. The Company also sells subscriptions to its various publications, including TRAILER LIFE, MOTORHOME and the annual campground directories.

The RV financing program is administered by Ganis Credit Corporation ("Ganis"). The number of Ganis RV loans to the Company's club members increased by 20.3% from 1997 to 1998 primarily due to a decline in interest rates.

During 1996, the Company introduced its extended vehicle warranty program. This program has grown from 1,600 polices in force from 1996 to approximately 9,800 policies as of December 31, 1998 by utilizing existing Company direct mail marketing channels, and by expanding into the retail direct mail channels. The Company earned marketing fees of approximately $5.3 million in 1998, increasing approximately 52.3% over 1997. Marketing fees are earned based on approximately 50% of written premiums.

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

The following chart sets forth the circulation and frequency of the Company's publications:



                                                    1998                   Number of Issues
      Publication                                Circulation              Published Each Year
----------------------------------------------------------------------- ------------------------
GENERAL CIRCULATION MAGAZINES:

      Trailer Life                                    289,814   (1)              12
      MotorHome                                       145,014   (1)              12
      Rider                                           104,195   (1)              12
      American Rider                                   44,958   (1)               6

CONTROLLED CIRCULATION- BUSINESS (2):

      Campground Management                            10,000                    12
      RV Business                                      15,780                    12
      Archery Business                                 11,066                     7
      PowerSports Business                             18,000                    16

CONTROLLED CIRCULATION- CONSUMER:

      Snowmobile                                      582,177   (3)               4
      SnowGoer                                         76,821   (1)               6
      Snow Week                                        23,231   (1)              18
      PWC Magazine                                    289,091   (3)               4
      Watercraft World                                 37,448   (1)               9
      Roads to Adventure                              292,005   (3)               4
      Woodall's Regional News Tabloids                165,000   (4)              12
      Woodall Specials                                440,000   (4)               1
      ATV Magazine                                    215,230   (3)               4
      ATV Sport                                        48,644   (3)               6
      Bowhunting World                                117,024   (3)               8
      Cruising Rider                                  142,910   (3)               4

ANNUALS:

      Trailer Life Campground/RV Park &               302,000   (1)               1
           Services Directory
      Trailer Life's RV Buyers Guide                   56,500   (3)               1
      Woodall Campground Directory                    412,612   (3)               1
      Woodall Buyer's Guide                            41,849   (1)               1
      Woodall Plan-it Pack-it Go                       30,320   (1)               1

CLUB MAGAZINES:

      Highways                                        946,057   (5)              11
      Coast to Coast Magazine                         225,667   (5)               8
      Golf Traveler                                   111,048   (5) (6)           6
      RV View                                         531,096   (5)               5


------------
(1)  Paid circulation.
(2)  Trade publication distributed to industry-specific groups.
(3)  Includes sales and free distribution.
(4)  Distribution to RV outlets, including campgrounds and dealerships.
(5) Circulation is limited to club members and the price is included in the annual membership fee.
(6)  Only one magazine is issued when two members are from the same household.

GENERAL CIRCULATION MAGAZINES

TRAILER LIFE, initially published in 1941, is the leading consumer magazine for the RV industry with a paid circulation of approximately 290,000 in 1998. TRAILER LIFE features articles on subjects including product tests, travel and tourist attractions.

MOTORHOME is a monthly periodical for owners and prospective buyers of motor homes which has been published since 1968 with a paid circulation of approximately 145,000 in 1998. MOTORHOME features articles on subjects such as product tests, travel and tourist attractions.

RIDER is a monthly magazine for motorcycle touring enthusiasts and has been published since 1974. Each issue focuses on motorcycles, personalities, technical subjects, travel notes and other features of interest to this recreational affinity group.

AMERICAN RIDER, introduced in November 1993, is targeted to owners and operators of Harley-Davidson motorcycles.

CRUISING RIDER was introduced in March 1998 and targets cruiser motorcycle owners and buyers.

ATV SPORT was introduced May 1998 and targets recreational and racing sport quad riders.

CONTROLLED CIRCULATION MAGAZINES- BUSINESS

The Company publishes the following trade magazines:

CAMPGROUND MANAGEMENT is the leading trade magazine for the campground industry.

RV BUSINESS is the leading trade magazine covering industry news and trends for RV dealers, manufacturers, suppliers, associations and others.

ARCHERY BUSINESS is the leading trade publication for archery dealers and presents a mix of industry news and trends, product reviews and sales tips designed to improve financial performance of archery product dealers.

POWER SPORTS BUSINESS is an industry trade magazine introduced in January 1998 which combines previously issued SNOWMOBILE BUSINESS and WATERCRAFT BUSINESS with a motorcycle and ATV business section. Distribution is to dealers servicing these industries, which in numerous cases have combined operations to service one or more of these segments.


CONTROLLED CIRCULATION MAGAZINES- CONSUMER

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

ROADS TO ADVENTURE, introduced in 1996, is targeted to younger families pursuing camping and other outdoor recreation activities. Issued quarterly in 1998, circulation will be reduced to a single issue per year beginning in 1999.

ATV MAGAZINE'S first issue was published in October 1995. The publication is designed to reach large numbers of active ATV owners with comprehensive product information during the peak periods when equipment is purchased. ATV SPORT magazine debuted in 1998.

BOWHUNTING WORLD is the archery equipment authority which provides information on new equipment reviews and maintenance techniques, and features articles which discuss ethical hunting, hunting rights, and pertinent legislative issues.

ANNUAL DIRECTORIES

TRAILER LIFE CAMPGROUND/ RV PARK & SERVICES DIRECTORY, initially published in 1972, is an annually updated directory which provides information on and ratings for approximately 12,250 public and private campgrounds, 2,200 RV service centers, and over 1,000 tourist attractions in North America. In 1998, approximately 302,000 directories were distributed. The publication features Good Sam Parks that offer discounts on overnight camping fees for the Company's club members. This directory is sold by direct mail to Good Sam Club members, at RV dealerships and in bookstores.

WOODALL CAMPGROUND DIRECTORY, initially published in 1948, is an annual consumer directory offered in both national and regional editions. In 1998, approximately 413,000 directories were distributed. The Woodall directory is primarily distributed through book stores.

CLUB OR TRADE MAGAZINES AND BOOKS

Each of the Company's membership clubs has its own publication which provides information on club activities and events, feature stories and other articles. The Company publishes HIGHWAYS for the Good Sam Club, COAST TO COAST MAGAZINE for the Coast to Coast clubs, THE GOLF TRAVELER for the Golf Card Club, and RV VIEW for Camping World's President's Club. The Company also periodically publishes books targeted for its club membership which address the RV lifestyle.

RETAIL

Camping World is a national specialty retailer of merchandise and services for RV owners. The 28 Camping World retail supercenters, which are located in 18 states, accounted for approximately 65.0% of the merchandise revenues for the year ended December 31, 1998 while approximately 22.1% were derived from catalog sales and approximately 12.9% were derived from fees or non-merchandise revenues.

The Company believes that Camping World's leading position in the RV accessory industry results from a high level of name recognition, an effective dual channel distribution strategy and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation. Camping World's supercenters offer over 8,000 SKUs, approximately 80% of which are not regularly available in general merchandise stores. In addition, general merchandise stores do not provide installation or repair services for RV products, which are available at Camping World's supercenters. Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, folding boats, chairs, bicycles, and sanitation products. Further, kiosks have been installed at numerous locations to market such products and services as vehicle insurance, extended warranty and emergency road service. Camping World supercenters are strategically located in areas where many RV owners live or in proximity to destinations frequented by RV users. Camping World's supercenters are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation services.

Camping World sources its products from approximately 800 vendors. Camping World attends regional, national and international trade shows to determine the products it will offer. The purchasing activities of Camping World are focused on RV parts and accessories, electronics, housewares, hardware, automotive, crafts, clothing, home furnishings, gifts, camping and sporting goods. Camping World has developed an automated "plan-o-gram" system to provide merchandising plans to each supercenter and a minimum/maximum inventory system for its operations to improve fulfillment rates on key items. Camping World believes that the volume of merchandise it purchases and its ability to buy direct from manufacturers together with the utilization of its transportation fleet enables Camping World to obtain merchandise at costs which compare favorably to local RV dealers and retailers. Camping World does not enter into material long-term contracts or commitments with its vendors. Camping World's largest vendor, a supplier of awnings, refrigerators and air conditioners, accounted for approximately 8% of Camping World's total purchases during the last two fiscal years.

MAIL ORDER OPERATIONS

Camping World initiated its mail order operations in 1967. Camping World currently has a proprietary mailing list of approximately 2.3 million RV owners, all of whom have made a purchase or requested a catalog from Camping World within the prior 60 months. Camping World maintains a database of these names, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased. Camping World analyzes its database to determine those customers most likely to order from Camping World's catalogs. As a result, Camping World is able to target catalog mailings more effectively than direct marketers of catalogs offering general merchandise. Camping World continually expands its proprietary mailing list through in-store subscriptions and requests for catalogs in response to advertisements in regional publications directed to RV owners. In addition, Camping World rents mailing lists of RV owners from third parties.

During 1998, Camping World distributed 12.0 million catalogs, of which 10.0 million were mailed in 14 separate mailings, and the remaining 2.0 million catalogs were distributed in supercenters, at campgrounds, and as package inserts. In 1998, Camping World processed approximately 494,000 catalog orders at an average net order size of $86, excluding postage and handling charges. The average net order size increased 7.5% from the prior year. Camping World distributes eight high quality, full color catalogs each year: the master, a spring, fall, holiday, two sale editions and two prospecting catalogs. Camping World also distributes specialty catalogs directed to targeted customers in order to develop market niches.

MARKETING

Club memberships and related products and services are the result of direct marketing efforts by the Company. Direct response promotions include direct mail, target marketing inserts, advertisements, promotional events and telemarketing. Direct response marketing efforts account for approximately 70% of new enrollments with the remaining 30% derived from other sources. The Company uses a variety of commercially available mailing lists of RV owners in its direct mail efforts. The most useful lists are compiled from vehicle registrations provided by the motor vehicles departments in over 30 states, direct response lists from RV industry participants, and in-house lists.

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

OPERATIONS

MEMBER SERVICES AND PUBLICATIONS

The Company's member service operations are located in Denver, Colorado and Bowling Green, Kentucky. The primary focus of member services is to handle information requests from club members through the Company's toll-free telephone number. Member service representatives take orders and market products and services to existing and potential club members in response to telephone inquiries. The Company expects to increase sales through better management of its member service operations coupled with greater efficiency in its telemarketing efforts. Camping World's mail order operations, located at its headquarters in Bowling Green, Kentucky, offer toll-free customer service seven days a week, 24 hours a day. Camping World has established a sales training program for its customer service personnel and also provides experienced technical advisors to answer specific questions by telephone. Orders are usually processed and shipped within 24 hours of receipt. On average, these member service operations process approximately 7,900 telephone calls daily.

Fulfillment operations involve the processing of orders and checks principally received by mail. Certain fulfillment operations are performed by third parties. The Company's publication operations develop the layout for publications and outsource printing to third parties.

RETAIL

Camping World's supercenters generally range in size from approximately 12,000 to 36,000 square feet. Approximately 40% of each supercenter is devoted to a retail sales floor, a customer service area, and a technical information counter; 40% is comprised of the installation facility which contains 4 to 16 drive-through installation bays; and 20% is allocated to office and warehouse space. Large parking areas provide sufficient space and facilitate maneuvering of RVs. By combining broad product selection, technical assistance and installation and repair services, Camping World's supercenters provide one-stop shopping for RV owners. Camping World maintains toll-free telephone numbers for customers to schedule installation and repair appointments. All supercenters are open seven days a week.

Camping World intends to continue the controlled, limited expansion of its supercenter store network. Camping World's expansion strategy is based on a comprehensive process that analyzes the sales trends and travel patterns of existing and potential customers as well as the sales patterns of RV vehicles. Camping World researches the travel routes used by RV owners and the location of camping areas in order to ensure the convenient location of its supercenters. Sales and shipment of new RVs together with analysis of demographic data derived from its customer database and mail order shipments and RV ownership lists from other sources are used to identify high concentrations of RV owners. Once an area has been identified, Camping World surveys its customers to select specific locations for a new supercenter. Camping World credits this detailed analytical approach with the fact that it has closed only one store since inception. During 1998, new supercenters were opened in Tucson, Arizona and Manassas, Virginia with plans to open one or two new supercenters in 1999.

The aggregate cost to construct and open an 18,000 square foot supercenter (the anticipated typical size of new supercenters) is estimated to be $2,750,000 including land, building, furniture, fixtures, equipment and inventory. In 1998, for the two stores opened, the Company entered into a long-term lease agreement with large RV dealers, and avoided the capital requirements for the land and construction cost of the building. These facilities were also smaller utilizing the service bays of the RV dealers. It typically takes six months to complete construction of a store.

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

Camping World's management information systems and electronic data processing systems consist of an extensive range of retail, mail order, financial and merchandising systems, including purchasing, inventory distribution and control, sales reporting, accounts payable and merchandise management. Camping World's management information system includes point-of-sale registers that are equipped with bar code readers in each supercenter. These registers are polled nightly by a central computer. With this point-of-sale information and the information from Camping World's on-line distribution centers, Camping World compiles comprehensive data, including detailed sales volume and inventory information by product, merchandise transfers and receipts, special orders, supply orders and returns of product purchases to vendors. In conjunction with its nightly polling, Camping World's central computer sends price changes to registers at the point of sale. The registers capture President's Club member numbers and associated sales and references to specific promotional campaigns. Management monitors the performance of each supercenter and mail order operation to evaluate inventory levels, determine markdowns and analyze gross profit margins by product.

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

REGULATION

The Company's operations are subject to varying degrees of federal, state and local regulation. Specifically, the Company's outbound telemarketing, direct mail, and emergency road service programs, as well as certain services provided by third parties, including insurance, RV Financing, and extended warranty, are currently subject to certain regulation and may be subjected to increased scrutiny in the future. The Company does not believe that such federal, state and local regulations currently have a material impact on its operations. However, new regulatory efforts impacting the Company's operations may be proposed from time to time in the future at the federal, state and local level. There can be no assurance that such regulatory efforts will not have a material adverse effect on the Company's ability to operate its businesses or on its results of operations.

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

EMPLOYEES

As of December 31, 1998, the Company had 1,307 full-time and 164 part-time or seasonal employees, including 8 executives, 824 employees in retail operations, 385 employees in administrative and club operations, 201 employees in publishing and advertising sales, 15 employees in resort services and 38 employees in marketing. No employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

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

                                                                               SQUARE      ACRES      OWNED/     LEASE
                                                                                FEET       -----      LEASED   EXPIRATION
                                                                               -------                ------   ----------
 CORPORATE HEADQUARTERS:

   Ventura, CA                                                                 74,100                 Owned       -

 OTHER OFFICE FACILITIES:

   Denver, Colorado (for its customer service, warehousing                     60,000                 Owned       -
       fulfillment, and information system functions).
   Bowling Green, Kentucky (for its retail administrative                      26,000                 Owned       -
       headquarters and mail order operations).
   Bowling Green Headquarters Annex                                             3,000                Leased      2001
   Seattle, Washington                                                            672                Leased      1999
   Elkhart, Indiana                                                             4,076                Leased      2001
   Lake Forest, Illinois                                                       20,000                Leased      2000
   Maple Grove, Minnesota                                                      17,496                Leased      2005
   Greenville, Michigan                                                         2,000                Leased      2000

 DISTRIBUTION CENTERS:

    Bowling Green, Kentucky                                                   104,000     6.780      Leased      2010
    Bakersfield, California (includes an 1,800 square foot retail              81,500     8.430       Owned       -
    showroom)

 CAMPING WORLD SUPERCENTER LOCATIONS:

   Tucson, AZ...........................................................       12,145     2.000      Leased      2018
   Mesa, AZ.............................................................       27,500     3.140      Leased      2010
   La Mirada, CA........................................................       30,647     4.450       Owned       -
   San Marcos, CA.......................................................       25,522     2.212      Leased      2027
   Fairfield, CA........................................................       43,434     3.780      Leased      2020
   Rocklin, CA..........................................................       29,085     4.647      Leased      2037
   San Bernardino, CA...................................................       18,126     1.665      Leased      2012
   San Martin, CA.......................................................       29,486     5.000      Leased      2023
   Valencia, CA.........................................................       58,800     9.310       Owned       -
   Denver, CO...........................................................       27,085     4.132      Leased      2037
   Ft. Myers, FL........................................................       22,886     4.217      Leased      2012
   Kissimmee, FL........................................................       56,850     6.043       Owned       -
   Tampa, FL............................................................       40,334     3.711      Leased      2026
   Bolingbrook, IL......................................................       25,126     5.299       Owned
   Bowling Green, KY....................................................       38,368     2.895       Owned       -
   Belleville, MI.......................................................       44,197     8.790       Owned       -
   Rogers, MN...........................................................       24,700     6.303      Leased      2025


                                                                               SQUARE      ACRES      OWNED/     LEASE
                                                                                FEET       -----      LEASED   EXPIRATION
                                                                               -------                ------   ----------
   Bridgeport, NJ.......................................................       24,581     6.920      Leased      2031
   Henderson, NV........................................................       25,850     4.400      Leased      2025
   Brunswick, OH........................................................       23,233     4.087      Leased      2038
   Wilsonville, OR......................................................       32,850     4,653      Leased      2016
   Myrtle Beach, SC.....................................................       38,935     5.690       Owned       -
   Nashville, TN........................................................       30,000     3.238       Owned       -
   Denton, TX...........................................................       22,984     6.887      Leased      2037
   Mission, TX..........................................................       23,094     3.430      Leased      2015
   Draper, UT...........................................................       27,675     8.031      Leased      2026
   Manassas, VA.........................................................       16,348     1.880      Leased      2018
   Fife, WA.............................................................       35,659     5,840      Leased      2032


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

On January 28, 1998, Travel America, Inc., First Nationwide Resort Management, Inc., Revcon Motorcoach, Inc., Adventure Resorts of America, Inc., Thousand Adventures, Inc., and other related entities filed a complaint in the Superior Court of California in Orange County, California, against Camp Coast to Coast, Inc., Affinity Group, Inc., certain employees and former employees of Camp Coast to Coast, Inc. and Affinity Group, Inc. and certain membership campground resorts within the Coast to Coast system. The complaint relates to the termination by the plaintiffs of their affiliation contracts with Camp Coast to Coast, Inc. The suit alleges causes of action for breach of contract, unfair competition, interference with contracts, interference with prospective economic advantage, misappropriation of trade secrets, fraud, defamation, accounting, conspiracy and injunctive relief. The suit seeks compensatory damages, injunctive relief, general and special damages, punitive damages and an accounting. The Company and all other defendants believe the complaint to be without merit and intend to vigorously defend the action and assert all available rights and seek all appropriate remedies. The Company believes that such litigation will not have a material adverse effect on its results of operations or on its financial position.

ITEM 4:  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

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


                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:                                    1998         1997        1996        1995        1994
                                                               ----------------------------------------------------------
REVENUES:
    Membership services                                        $116,325    $ 114,175    $ 99,354   $ 100,679   $ 92,702
    Publications                                                 60,354       53,891      39,545      38,290     36,084
    Merchandise                                                 182,367      132,953           -           -          -
                                                               ----------------------------------------------------------
                                                                359,046      301,019     138,899     138,969    128,786
COSTS APPLICABLE TO REVENUES:
    Membership services                                          71,460       62,607      55,793      55,400     53,220
    Publications                                                 42,703       36,554      28,236      27,906     25,723
    Merchandise                                                 121,320       90,378           -           -          -
                                                               ----------------------------------------------------------
                                                                235,483      189,539      84,029      83,306     78,943

GROSS PROFIT                                                    123,563      111,480      54,870      55,663     49,843

OPERATING EXPENSES:
    Selling, general and administrative                          72,737       57,435      16,326      18,376     13,615
    Depreciation and amortization                                14,868       13,859       8,181       9,013     11,020
                                                               ----------------------------------------------------------
                                                                 87,605       71,294      24,507      27,389     24,635
                                                               ----------------------------------------------------------

INCOME FROM OPERATIONS                                           35,958       40,186      30,363      28,274     25,208

NON-OPERATING ITEMS:
    Interest expense, net                                       (31,823)     (27,825)    (16,690)    (16,447)   (16,716)
    Other non-operating income (expense), net                     2,501          232        (996)     (1,579)      (811)
                                                               ----------------------------------------------------------
                                                                (29,322)     (27,593)    (17,686)    (18,026)   (17,527)
                                                               ----------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES, EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        6,636       12,593      12,677      10,248      7,681

INCOME TAX (EXPENSE) BENEFIT                                     (4,422)      (7,114)     (6,690)     (5,167)    13,255
                                                               ----------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                 2,214        5,479       5,987       5,081     20,936

DISCONTINUED OPERATIONS:
    Income (loss) from discontinued operations, net
       of applicable income tax benefits                        (1,935)      (1,424)     (1,592)        235        265
    Loss on disposal, net of applicable
       income tax benefits                                          (54)        (294)     (5,866)          -          -
                                                               ----------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             225        3,761      (1,471)      5,316     21,201
    AND CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE

EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt, net of
         applicable current income tax benefit                   (5,135)        (239)          -           -     (1,277)
CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE FOR START-UP COSTS, net of applicable

    current income tax benefit                                     (124)           -           -           -         -
                                                               ----------------------------------------------------------


NET INCOME (LOSS)                                              $ (5,034)     $ 3,522    $ (1,471)    $ 5,316   $ 19,924
                                                               ----------------------------------------------------------
                                                               ----------------------------------------------------------

                                                                 1998         1997        1996        1995        1994
                                                            -------------------------------------------------------------
                                                                             (dollars in thousands)
Balance Sheet Data (at period end):
    Working capital (deficiency) (1)                          $ (42,111)   $ (40,417)  $ (44,679)  $ (41,396)  $(48,113)
    Total assets                                                496,169      388,265     179,173     191,309    180,790
    Deferred revenues (2)                                        88,671       79,057      70,049      68,702     67,448
    Total debt                                                  305,467      294,361     147,375     164,496    157,270
    Total stockholder's deficit                                 (80,946)     (75,912)    (79,434)    (77,963)   (74,279)

_________________

(1) Restated to give effect to the reclassifications of NAFE, AINS and AB as discontinued operations. Excludes net current assets or (liabilities) of discontinued operations in the amount of ($129,596), ($32,237), ($11,985), ($5,409) and $277 for 1998, 1997, 1996, 1995 and 1994, respectively.

(2) Deferred revenues represent cash received by the Company in advance of the recognition of revenues in accordance with generally accepted accounting principles. Deferred revenues primarily reflect club membership dues, annual ERS fees, advances on third party credit card fee revenues and publication subscriptions. These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 18 months.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth the components of the statement of operations for the years ended December 31, 1998, 1997, and 1996 as a percentage of total revenues, and the comparison of those components from period to period. The following discussion is based on the Company's Consolidated Financial Statements included elsewhere herein. The Company's revenues are derived principally from membership services, including club membership dues and marketing fees paid to the Company for services provided by third parties, and from publications, including subscriptions and advertising, and merchandise sales. In the fourth quarter of 1996, the Company adopted a plan to dispose of the operations of the National Association for Female Executives ("NAFE") club which was acquired in 1994 and disposed of in August 1997. In the fourth quarter of 1998, the Company sold Affinity Insurance Group, Inc. ("AINS") and adopted a plan to dispose of the operations of Affinity Bank ("AB"), subject to regulatory approval, which were both acquired in 1995. The "Management's Discussion and Analysis of Financial Condition and Results of Operations" discussion below excludes the operations of NAFE, AINS and AB since they have been classified as discontinued operations. During the three years ended December 31,1998, the Company completed three acquisitions: (i) Ehlert Publishing companies ("Ehlert" or "EPG"), a specialty publisher of sports and recreation magazines, in March 1997, (ii) Camping World, Inc. ("Camping World" or "CWI"), a national specialty retailer of merchandise and services for RV owners, in April 1997, and (iii) Rapid Response emergency road service contracts, in August 1997.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

TABLE FOR PERCENTAGE COMPARISONS OF TOTAL REVENUES
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


--------------------------------------------------------------------------------


                                                                      Percentage of              Percentage Increase
                                                                      Total Revenues                  (Decrease)
                                                                      --------------                  -----------
                                                                                                 Year 1998   Year 1997
                                                                1998       1997       1996       over 1997   over 1996
                                                              ------------------------------  ----------------------
REVENUES:
     Membership services                                       32.4%      37.9%      71.5%       1.9%       14.9%
     Publications                                              16.8%      17.9%      28.5%      12.0%       36.3%
     Merchandise                                               50.8%      44.2%          -      37.2%           -
                                                              ------------------------------  --------------------
                                                              100.0%     100.0%     100.0%      19.3%      116.7%

COSTS APPLICABLE TO REVENUES:
     Membership services                                       19.9%      20.9%      40.2%      14.1%       12.2%
     Publications                                              11.9%      12.1%      20.3%      16.8%       29.5%
     Merchandise                                               33.8%      30.0%          -      34.2%           -
                                                              ------------------------------  --------------------
                                                               65.6%      63.0%      60.5%      24.2%      125.6%
                                                              ------------------------------  --------------------

GROSS PROFIT                                                   34.4%      37.0%      39.5%      10.8%      103.2%

OPERATING EXPENSES:
     Selling, general and administrative                       20.3%      19.1%      11.7%      26.6%      251.8%
     Depreciation and amortization                              4.1%       4.6%       5.9%       7.3%       69.4%
                                                              ------------------------------  --------------------
                                                               24.4%      23.7%      17.6%      22.9%      190.9%
                                                              ------------------------------  --------------------


INCOME FROM OPERATIONS                                         10.0%      13.3%      21.9%     (10.5%)      32.4%

NON-OPERATING ITEMS:
     Interest expense, net                                     (8.9%)     (9.2%)    (12.1%)     14.4%       66.7%
     Other non-operating income (expense), net                  0.7%       0.1%      (0.7%)    978.0%     (123.3%)
                                                              ------------------------------  --------------------
                                                               (8.2%)     (9.1%)    (12.8%)      6.3%       56.0%
                                                              ------------------------------  --------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES, EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     1.8%       4.2%       9.1%     (47.3%)      (0.7%)

INCOME TAX EXPENSE                                             (1.2%)     (2.4%)     (4.8%)    (37.8%)       6.3%
                                                              ------------------------------  --------------------

INCOME FROM CONTINUING OPERATIONS                               0.6%       1.8%       4.3%     (59.6%)      (8.5%)
DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of
        applicable income tax benefits                        (0.6%)     (0.5%)     (1.1%)     35.9%      (10.6%)
     Loss on disposal, net of applicable
        income tax benefits                                        -      (0.1%)     (4.3%)    (81.6%)     (95.0%)
                                                              ------------------------------  --------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        -       1.2%      (1.1%)    (94.0%)    (355.7%)

EXTRAORDINARY ITEM:
     Loss on early extinguishment of debt, net of
        applicable current income tax benefit                  (1.4%)         -          -          -           -
CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE FOR START-UP COSTS, net of
     applicable current income tax benefit                         -          -          -          -           -
                                                              ------------------------------  --------------------

NET INCOME (LOSS)                                              (1.4%)      1.2%      (1.1%)   (242.9%)    (339.4%)
                                                              ------------------------------  --------------------
                                                              ------------------------------  --------------------

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997


REVENUES

Revenues of $359.0 million for 1998 increased by approximately $58.0 million or 19.3% from the comparable period in 1997. On a proforma basis, assuming the CWI and EPG acquisitions occurred January 1, 1997, 1998 revenues increased $15.7 million, or 4.6%, over 1997.

Membership services revenues for 1998 of $116.3 million increased by approximately $2.1 million or 1.9% compared to $114.2 million for 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1997, membership services revenue decreased $0.4 million or 0.3% compared to 1997. This revenue decrease is largely attributable to a $6.4 million decrease in fee income generated from the sales of vehicle insurance policies, a $2.4 million decrease in membership services revenue principally associated with reduced Coast to Coast Club enrollment and $0.8 million in reduced member event revenue. These decreases were partially offset by a $7.1 million revenue increase from the extended vehicle warranty program, and a $2.1 million revenue increase from the Rapid Response emergency road service contracts acquired August 4, 1997.

Publications revenues for 1998 of $60.4 million increased 12.0% from $53.9 million for 1997. On a pro forma basis, assuming the EPG acquisition had occurred at January 1, 1997, revenue increased $4.3 million. This increase was primarily due to $1.5 million in revenue from new book title sales, $1.2 million from increased advertising and circulation revenue from the TRAILER LIFE CAMPGROUND/ RV PARK & SERVICES DIRECTORY, $0.7 million associated with increased advertising and circulation revenue from other various RV-related publications, $0.8 million increase for the Rider magazine group, primarily due to the introduction of a new motorcycle title, CRUISING RIDER and $0.2 million in increased Ehlert publication revenue comprised of net increases for the ATV Group and PowerSports Business partially offset by decreases for the Archery Group and the consolidation of the Watercraft Business publication into the PowerSports Group.

Merchandise revenue of $182.4 million related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the CWI acquisition had occurred at January 1, 1997, merchandise revenue for 1998 increased $11.8 million or 6.9%. This increase was principally attributable to a $7.9 million increase in retail showroom sales, representing a 3.8% same store growth over 1997, and a $3.9 million increase in mail order sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $235.5 million in 1998, an increase of $45.9 million or 24.2% over 1997. On a pro forma basis, assuming the CWI and EPG acquisitions had occurred at January 1, 1997, costs applicable to revenues increased $17.3 million for 1998 compared to 1997, a 7.9% increase.

Membership services costs and expenses increased by approximately $8.9 million or 14.1% to $71.5 million for 1998 compared to $62.6 million in 1997. On a pro forma basis, assuming the CWI acquisition had occurred at January 1, 1997, membership services costs increased $7.9 million or 1.6%. This increase was primarily the result of $6.2 million associated with the increase in extended warranty policies, a $2.1 million increase associated with the Rapid Response emergency road service contracts and a $0.5 million increase from Camping World Roadcare. These increases were partially offset by $1.4 million in reduced expenses associated with the credit card program, and $0.5 million in increased membership services expenses, consisting of $1.1 million in reduced expenses associated with the Coast to Coast Clubs partially offset by increased expenses in the other membership clubs.

Publication costs and expenses of $42.7 million for 1998 increased $6.1 million or 16.8% compared to 1997. On a pro forma basis, assuming the EPG acquisition had occurred at January 1, 1997, costs increased $4.6 million or 12.0%. This increase was primarily due to $1.2 million associated with increased book sales, $1.2 million associated with incremental EPG publication revenues, $0.9 million from increased circulation of the TRAILER LIFE CAMPGROUND/ RV PARK & SERVICES DIRECTORY, and $1.3 million associated with higher circulation of RV-related publications.

Merchandise costs applicable to revenues of $121.3 million related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1997, merchandise costs for 1998 increased $4.9 million or 4.2%. The increase in merchandise costs was primarily attributable to the 6.9% increase in merchandise sales. The gross profit margin increased by $6.9 million from 31.7% in 1997 to 33.5% in 1998 primarily due to the consolidation of vendor product lines and the utilization of enhanced merchandising software.

OPERATING EXPENSES

Selling, general and administrative expenses of $72.7 million for 1998 were $15.3 million over 1997. On a pro forma basis, assuming the Camping World acquisition had occurred on January 1, 1997 general and administrative expenses increased $2.5 million. This increase is the result a $3.6 million increase in wage-related expenses of which $2.6 million is related to the retail segment, a $1.0 million increase in consulting and professional services, a $0.5 million increase in Year 2000 information systems expenses, a $0.4 million increase in travel and related expenses, and a $1.0 million increase in other expenses which were only partially offset by a $4.0 million reduction in deferred executive compensation in 1998. Depreciation and amortization expenses of $14.9 million were $1.0 million higher than in 1997. These increases were primarily attributable to the amortization of goodwill related to the acquisition of CWI and EPG.

INCOME FROM OPERATIONS

Income from operations of $36.0 million for 1998 decreased by $4.2 million or 10.5% compared to 1997. Assuming the EPG and CW acquisitions had occurred on January 1, 1997, income from operations decreased $4.4 million or 11.0%. Increased gross profit from the CWI retail operations of $6.9 million were more than offset by decreases in gross profit from membership services of $8.3 million and publications of $0.2 million and increases in operating expenses of $2.8 million.

NON-OPERATING ITEMS

Net non-operating expense for 1998 was $29.3 million compared to $27.6 million for 1997. This $1.7 million increase reflects higher interest expense due to increased borrowings, offset by the gain recognized on the condemnation proceeds received on certain retail property located in Anaheim California.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Income from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change in 1998 was $6.6 million compared to $12.6 million for 1997. This decrease is due to the declines in income from operations reflected above combined with higher net non-operating expenses, principally interest expense.

INCOME TAXES

Income taxes for 1998 of $4.4 million decreased $2.7 million from 1997. The effective income tax rates in both 1998 and 1997 are higher than statutory rates due primarily to the amortization of non-deductible goodwill.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for 1998 was $2.2 million compared to $5.5 million for 1997. This decrease was due to the decrease in income from operations, combined with increased non-operating expenses, principally interest expense.

DISCONTINUED OPERATIONS

As further described in Note 15 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of NAFE in the fourth quarter of 1996, and AINS and AB in the fourth quarter of 1998. Aggregate losses of $0.3 million, net of taxes, were recognized in 1997 to finalize the disposal of the NAFE operations. Aggregate losses of $2.0 million, net of taxes, were recognized in 1998 from the disposal of AINS and AB.

EXTRAORDINARY ITEM

The Company refinanced the $120.0 million, 11.5%, AGI Senior Subordinated Notes in December 1998 and incurred a write-off of unamortized financing costs of $3.0 million and a redemption premium of $5.2 million. The income tax benefit related to this refinancing totalled $3.1 million.

NET INCOME (LOSS)

The net loss for 1998 was $5.0 million compared to a net income of $3.5 million for 1997. This $8.5 million difference resulted from a $4.2 million decrease in income from operations, combined with an increase in net tax losses of $5.3 million recognized on discontinued operations, extraordinary item, and cumulative effect of accounting change for start-up costs, and a $1.7 million increase in non-operating expenses. A reduction of $2.7 million in income taxes on continuing operations partially offset these items.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

REVENUES

Revenues of $301.0 million for 1997 increased by approximately $162.1 million or 116.7% from the comparable period in 1996. Excluding the Ehlert operations acquired March 1997 and the Camping World operations acquired April 1997, revenues were $146.3 million for 1997 compared to $138.9 million for the comparable period in 1996, a 5.3% increase.

Membership services revenues for 1997 of $114.2 million increased by approximately $14.8 million or 14.9% compared to $99.4 million for 1996. Excluding the Camping World membership services operations, 1997 membership services revenue of $105.2 million increased $5.9 million compared to 1996. This increase is largely attributable to a $3.8 million increase in fee income generated from the sales of vehicle insurance policies, $2.7 million increase in revenues from the extended vehicle warranty programs, and a $1.4 million increase from the Rapid Response emergency road service programs. These increases were partially offset by (i) a net decrease in club membership revenue of $1.5 million, comprised primarily of a $2.2 million decrease associated with reduced Coast to Coast Club enrollment and a $0.8 million increase in Good Sam Club membership, and (ii) a $0.5 million decrease in member event revenue.

Publications revenues for 1997 of $53.9 million increased 36.3% from $39.5 million for 1996. This $14.3 million revenue increase was primarily due to $12.8 million in additional revenue from the acquisition of Ehlert. The remaining increase is due to (i) $0.5 million as a result of additional issues of Woodalls Specials and ROADS TO ADVENTURE, (ii) $0.5 million in additional TRAILER LIFE magazine advertising revenue, and (iii) $0.5 million in increased book and directory sales.

Merchandise revenue of $133.0 million related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1996, merchandise revenue for 1997 increased $6.9 million or 4.6%. This increase was principally attributable to a $3.5 million increase in retail showroom sales and a $3.4 million increase in mail order sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $189.5 million in 1997, an increase of $105.5 million or 125.6% over 1996. Excluding the Ehlert and Camping World operations acquired in 1997, costs applicable to revenues increased $3.8 million for 1997 compared to 1996, a 4.5% increase.

Membership services costs and expenses increased by approximately $6.8 million or 12.2% to $62.6 million for 1997 compared to $55.8 million in 1996.
 Excluding the Camping World acquisition, membership services costs increased $3.6 million to $59.4 million. This increase was primarily the result of a $1.7 million increase in marketing expenses associated with the new credit card program introduced in the fourth quarter of 1996, $1.9 million increase for emergency road service claims and marketing expenses, of which $1.0 million relates to the operations of the Rapid Response acquisition.

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

OPERATING EXPENSES

Selling, general and administrative expenses of $57.4 million for 1997 were $41.1 million over 1996. Excluding Ehlert and Camping World operations, general and administrative expenses increased $2.2 million largely attributed to recording $2.3 million of deferred executive compensation in 1997. Depreciation and amortization expenses of $13.8 million were $5.7 million over 1996. This increase was primarily due to depreciation and amortization of fixed assets and intangibles attributable to the Ehlert and Camping World acquisitions.

INCOME FROM OPERATIONS

Income from operations of $40.2 million for 1997 increased by $9.8 million or 32.3% compared to 1996. This was primarily due to $9.3 million of income from operations generated by the Ehlert and Camping

World acquisitions, $2.2 million gross profit increase from membership services, $1.3 million gross profit from publications which were partially offset by a $3.0 million increase in operating expenses.

NON-OPERATING ITEMS

Non-operating items for 1997 were $27.6 million compared to $17.7 million for 1996. This increase is primarily interest on the $130.0 million 11% Senior Notes issued April 1997 and the absence of restructuring charges incurred in 1996.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Income from continuing operations before income taxes and extraordinary item in 1997 was $12.6 million compared to $12.7 million for 1996. This decrease was due to increases in operating expenses as noted above, partially offset by the increase in income from operations from the Ehlert and Camping World acquisitions and the increase in gross profit from membership services and publications.

INCOME TAXES

Income taxes for 1997 of $7.1 million increased slightly from 1996 primarily as a result of additional amortization of non-deductible goodwill. The effective income tax rates in both 1997 and 1996 are higher than statutory rates due primarily to the amortization of non-deductible goodwill.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for 1997 was $5.5 million compared to $6.0 million for 1996. This decrease was due to the increase in income from operations, as noted above, which was more than offset by an increase in interest expense.

DISCONTINUED OPERATIONS

As further described in Note 15 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of NAFE in the fourth quarter of 1996, and AINS and AB in the fourth quarter of 1998. Aggregate losses of $0.3 million, net of taxes, were recognized in 1997 to finalize the disposal of the NAFE operations. Aggregate losses of $1.4 million, net of taxes, were recognized in 1997 from the AINS and AB discontinued operations.

EXTRAORDINARY ITEM

The Company refinanced its senior term and revolving credit facilities in April 1997. As a result, the Company incurred a write-off of unamortized financing costs of $0.2 million, net of tax.

NET INCOME (LOSS)

Net income for 1997 was $3.5 million compared to a net loss of $1.5 million for 1996. This $5.0 million difference resulted from $9.8 million of income from operations, and a $5.5 million decrease in loss from discontinued operations and extraordinary item, offset by a $9.9 million increase in non-operating expenses, and a $0.4 million increase in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose only assets are the capital stock of AGI and AB, which operations have been classified in the accompanying financial statement as discontinued. AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI.

On April 2, 1997, AGI acquired the stock of Camping World for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. In addition, AGHI entered into the Camping World Management Incentive Agreements with certain Camping World executives pursuant to which up to an additional $15.0 million will be paid subject to Camping World achieving certain operating goals (the "Camping World Management Incentive Agreements"). Such contingent amounts will be payable in $1.0 million annual installments on the first four anniversaries of the closing and $11.0 million on the fifth anniversary of the closing.
The purchase price of Camping World was funded through the net proceeds of the AGHI $130.0 million 11.0% Senior Notes, dated April 2, 1997, ("AGHI Senior Notes") together with borrowings under AGI's senior credit facility established on April 2, 1997.

On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans aggregating $130.0 million (initially reducing in quarterly principal installments of $1.65 million) and a revolving credit facility of $70.0 million of which the outstanding balance will be due and payable at the conclusion of the credit arrangement. The proceeds were used to redeem the $120.0 million, 11.5%, AGI Senior Subordinated Notes issued in 1993 at 104.313% of par, retire AGI's senior credit facility established April 2, 1997 and to fund the acquisition of AGI Real Estate Holding, Inc. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of December 31, 1998, the average interest rates on the term loans and revolving credit facility were 8.29% and 8.54%, respectively, and permitted borrowings under the undrawn revolving line were $38.5 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three month LIBOR index. The floating rate is adjusted quarterly and was 5.22% at December 31, 1998. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the base rate over 6% on $75.0 million of the floating rate term loans noted above.

The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to AGI's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. Further, AGI is permitted to make dividends to AGHI subject to certain limitations and covenants as defined in the agreement.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued and the AGI Revolving Credit and Term Loan Facility individually contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. The Company was in compliance with all debt covenants at December 31, 1998.

During 1998, payments under the terms of several phantom stock agreements totaled $0.4 million. Additional phantom stock payments of $1.7 million are scheduled to be made over the next twelve months.

Capital expenditures in 1998 totaled $10.3 million compared to capital expenditures of $4.6 million in 1997. This increase was principally attributable to the purchase of the previously leased Camping World retail facility in Bolingbrook, Illinois, the addition of two Camping World supercenters and enhancements to the Company's various computer systems, some related to Year 2000 compliance. Additionally, on November 13, 1998, AGI purchased AGI Real Estate Holding, Inc., which owned the Company's corporate facilities in Ventura, California, for $9.2 million in cash plus assumption of debt in the amount of $2.4 million. Capital expenditures are anticipated to be approximately $7.0 million for 1999, primarily for the addition of two Camping World supercenters, and continued enhancements to membership marketing databases, inbound and outbound tele-communications, and computer software and hardware, some related to the Year 2000 compliance.

The Company's Board of Directors adopted a plan to sell the stock of AB, subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximates market value.
The assets of AB are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce Company debt. In addition, AB, although required to be consolidated with the Company, is recognized as "unrestricted" or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

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

YEAR 2000 DATE CONVERSION

Many of the Company's computerized systems could be affected by the Year 2000 issue, which refers to the inability of such systems to properly process dates beyond December 31, 1999. The Company also has numerous computerized interfaces with third parties and is possibly vulnerable to failure by such third parties if they do not adequately address their Year 2000 issues. System failures resulting from these issues could cause significant disruption to the Company's operations and result in a material adverse effect on the Company's business, results of operations, financial condition or liquidity. Management believes that a significant portion of its "mission critical" computer systems are Year 2000 compliant and is continuing to assess the balance of its computer systems as well as equipment and other facilities systems. Management plans to complete its investigation, remediation and contingency planning activities for all critical systems by mid 1999, although there can be no assurance that it will be completed within this time frame. At this time, management believes that the Company does not have any internal critical Year 2000 issues that it cannot remedy.

Management is in the process of surveying third parties with which it has a material relationship primarily through written correspondence. Despite its efforts to survey its customers, management is depending on the response of these third parties in its assessment of Year 2000 readiness. Management cannot be certain as to the actual Year 2000 readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations, financial condition or liquidity.

The Company expects to incur internal staff costs as well as consulting and other expenses in preparing for the Year 2000. Because the Company has replaced or updated a significant portion of its computer systems, both hardware and software, in recent years, the cost to be incurred in addressing the Year 2000 issue is not expected to have a material impact on the Company's business, results of operations, financial condition or liquidity. As of December 31, 1998, these costs have totaled $0.2 million in capital equipment and software purchases and $0.4 million for expense. Expenditures on Year 2000 issues in 1999 are expected to be in the range of $0.7 million to $0.8 million. This expectation assumes that our existing forecast of costs to be incurred contemplates all significant actions required and that we will not be obligated to incur significant Year 2000 related costs on behalf of our customers, suppliers and other third parties.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows.

Interest rate risk is managed through the use of interest rate collar contracts. These contracts are entered into with major financial institutions thereby minimizing risk of credit loss. See Note 6 to the consolidated financial statements for a more complete description of the Company's interest rate collars.

The following analysis presents the sensitivity to the earnings of the Company if these changes occurred at December 31, 1998. The range of changes chosen for this analysis reflects the Company's view of changes which are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact the Company's business as a result of these interest rate fluctuations.

INTEREST RATE SENSITIVITY ANALYSIS

At December 31, 1998, the Company had debt, excluding capital leases, totaling $305.2 million and interest rate collar contracts with a notional value of $75.0 million. The interest rate collar contracts limit LIBOR fluctuations to interest rate changes from 5.585% to 6.0%. As of December 31, 1998, the LIBOR rate was 5.22%.

At December 31, 1998, the Company had $163.9 million of variable rate debt and $141.3 million of fixed rate debt. Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase in interest rates would have an unfavorable impact of approximately $0.7 million. The earnings and cash flow impact of a one-percentage point decrease in interest rates would have a favorable impact of approximately $0.1 million, holding other variables constant.

CREDIT RISK

The Company is exposed to credit risk on accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This filing contains statements that are "forward looking statements," and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions. Forward looking statements are included in "Business-- General," "Business-- Business Strategy," "Business-- RV Industry," "Business-- Operations," "Business--Competition," "Legal Proceedings," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----
          Reports of Independent Public Accountants                       33



          Consolidated Balance Sheets as of December 31, 1998 and         35
          1997



          Consolidated Statements of Operations for the years ended       36
               December 31, 1998, 1997 and 1996



          Consolidated Statements of Stockholder's Deficit for the        37
          years ended December 31, 1998, 1997 and 1996



          Consolidated Statements of Cash Flows for the years ended       38
               December 31, 1998, 1997 and 1996



          Notes to Consolidated Financial Statements                      39



          Schedule II - Valuation and Qualifying Accounts                 52




All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

                     [TYPED ON ARTHUR ANDERSEN LLP LETTERHEAD]





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Affinity Group Holding, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of Affinity Group Holding, Inc. [a Delaware corporation and a wholly-owned subsidiary of AGI Holding Corp.] and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholder's deficit, and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affinity Group Holding, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts data on page 52 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                         Arthur Andersen LLP

Los Angeles, California
February 19, 1999

                   [TYPED ON DELOITTE AND TOUCHE LLP LETTERHEAD]





INDEPENDENT AUDITORS' REPORT


Board of Directors
Affinity Group Holding, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of Affinity Group Holding, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholder's deficit, and cash flows for the years ended December 31, 1997 and 1996. Our audits also included the financial statement schedule listed in the index at Item 8 for the years ended December 31, 1997 and 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinity Group Holding, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the years ended December 31, 1997 and 1996, when considered in relations to the basic 1997 and 1996 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE AND TOUCHE LLP

March 5, 1998
Denver, Colorado

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------

                                                                               1998            1997
                                                                           -------------   -------------
ASSETS
     CURRENT ASSETS:
          Cash and cash equivalents                                             $ 2,863         $ 4,026
          Accounts receivable, less allowance for doubtful accounts
             of $1,071 in 1998 and $731 in 1997                                  24,248          24,944
          Inventories                                                            32,972          30,283
          Prepaid expenses and other assets                                       8,939          10,884
                                                                           -------------   -------------
             Total current assets                                                69,022          70,137

     PROPERTY AND EQUIPMENT                                                      69,417          51,320
     NOTE FROM AFFILIATE                                                          3,100               -
     INTANGIBLE ASSETS                                                          196,917         205,866
     DEFERRED TAX ASSET                                                           7,842           8,163
     OTHER ASSETS                                                                 3,255           5,108
     NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                            146,616          47,671
                                                                           -------------   -------------
                                                                              $ 496,169       $ 388,265
                                                                           -------------   -------------
                                                                           -------------   -------------

LIABILITIES AND STOCKHOLDER'S DEFICIT
     CURRENT LIABILITIES:
          Accounts payable                                                     $ 19,893        $ 16,307
          Accrued interest                                                        4,995           7,371
          Accrued income taxes                                                      332           5,035
          Accrued liabilities                                                    22,750          22,211
          Deferred revenues                                                      53,395          51,366
          Deferred tax liability                                                  1,964           2,132
          Current portion of long-term debt                                       7,804           6,132
          Net current liabilities of discontinued operations                    129,596          32,237
                                                                           -------------   -------------
             Total current liabilities                                          240,729         142,791

     DEFERRED REVENUES                                                           35,276          27,691
     LONG-TERM DEBT                                                             297,663         288,229
     OTHER LONG-TERM LIABILITIES                                                  3,447           5,466
     COMMITMENTS AND CONTINGENCIES                                                    -               -
                                                                           -------------   -------------
                                                                                577,115         464,177
                                                                           -------------   -------------


     STOCKHOLDER'S DEFICIT:
          Common stock, $.01 par value, 1,000 shares authorized,
             100 shares issued and outstanding                                        1               1
          Additional paid-in capital                                             12,021          12,021
          Accumulated deficit                                                   (92,968)        (87,934)
                                                                           -------------   -------------
             Total stockholder's deficit                                        (80,946)        (75,912)
                                                                           -------------   -------------
                                                                              $ 496,169       $ 388,265
                                                                           -------------   -------------
                                                                           -------------   -------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                           1998           1997           1996
                                                                       -------------  ------------   ------------
REVENUES:
      Membership services                                                 $ 116,325      $ 114,175       $ 99,354
      Publications                                                           60,354         53,891         39,545
      Merchandise                                                           182,367        132,953              -
                                                                       -------------  -------------   ------------
                                                                            359,046        301,019        138,899

COSTS APPLICABLE TO REVENUES:
      Membership services                                                    71,460         62,607         55,793
      Publications                                                           42,703         36,554         28,236
      Merchandise                                                           121,320         90,378              -
                                                                       -------------  -------------   ------------
                                                                            235,483        189,539         84,029

GROSS PROFIT                                                                123,563        111,480         54,870

OPERATING EXPENSES:
      Selling, general and administrative                                    72,737         57,435         16,326
      Depreciation and amortization                                          14,868         13,859          8,181
                                                                       -------------  -------------   ------------
                                                                             87,605         71,294         24,507
                                                                       -------------  -------------   ------------

INCOME FROM OPERATIONS                                                       35,958         40,186         30,363

NON-OPERATING ITEMS:
      Interest expense, net                                                 (31,823)       (27,825)       (16,690)
      Other non-operating income, net                                         2,501            232           (996)
                                                                       -------------  -------------   ------------
                                                                            (29,322)       (27,593)       (17,686)
                                                                       -------------  -------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
      TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                                             6,636         12,593         12,677

INCOME TAX EXPENSE                                                           (4,422)        (7,114)        (6,690)
                                                                       -------------  -------------   ------------

INCOME FROM CONTINUING OPERATIONS                                             2,214          5,479          5,987
DISCONTINUED OPERATIONS:
      Loss from discontinued operations, net of applicable
          income tax benefits of $201, $874 and $930
          for 1998, 1997 and 1996, respectively                              (1,935)        (1,424)        (1,592)
      Loss on disposal, net of applicable income
          tax benefits of $33, $176 and $1,060 in 1998, 1997 and
         1996, respectively                                                     (54)          (294)        (5,866)
                                                                       -------------  -------------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                    225          3,761         (1,471)

EXTRAORDINARY ITEM:
      Loss on early extinguishment of debt, net of applicable current income tax benefit of $3,147 and $147 in 1998 and 1997,
         respectively                                                        (5,135)          (239)             -
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
         FOR START-UP COSTS, net of applicable current income
         tax benefit of $77 in 1998                                            (124)             -              -
                                                                       -------------  -------------   ------------


NET INCOME (LOSS)                                                          $ (5,034)       $ 3,522       $ (1,471)
                                                                       -------------  -------------   ------------
                                                                       -------------  -------------   ------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------



                                              Common Stock        Additional
                                           -------------------     Paid-in    Accumulated
                                            Shares     Amount       Capital      Deficit     Total
                                           ---------  --------   ------------ -------------  -------------
BALANCES AT JANUARY 1, 1996                     100        $1       $12,021      ($89,985)      ($77,963)

        Net loss                                                                   (1,471)        (1,471)
                                           ---------  --------  ------------ -------------  -------------
BALANCES AT DECEMBER 31, 1996                   100         1        12,021       (91,456)       (79,434)

        Net income                                                                  3,522          3,522
                                           ---------  --------  ------------ -------------  -------------
BALANCES AT DECEMBER 31, 1997                   100         1        12,021       (87,934)       (75,912)

        Net loss                                                                   (5,034)        (5,034)
                                           ---------  --------  ------------ -------------  -------------
BALANCES AT DECEMBER 31, 1998                   100        $1       $12,021      ($92,968)      ($80,946)
                                           ---------  --------  ------------ -------------  -------------
                                           ---------  --------  ------------ -------------  -------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                           1998             1997          1996
                                                                      --------------   -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      ($5,034)         $3,522       ($1,471)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Deferred tax provision                                                  153           2,000         2,495
        Depreciation and amortization                                        14,868          13,859         8,181
        Provision for losses on accounts receivable                           1,053              90           278
        Provision for estimated loss on disposal of NAFE                          -               -         6,926
        Deferred compensation                                                (1,725)          2,300             -
        (Gain) loss on disposal of property and equipment                       (14)             (6)            1
        Extraordinary item - loss on early extinguishment of debt             8,282             386             -
        Loss on write-off of start-up costs                                     201               -             -
         Changes in operating assets and liabilities (net of purchased businesses):
            Accounts receivable                                                (357)         (6,113)         (120)
            Inventories                                                      (2,689)          3,612         1,400
            Prepaids and other assets                                         1,450          (2,609)         (451)
            Accounts payable                                                  3,586         (11,950)           68
            Accrued and other liabilities                                    (6,840)          3,468        (1,967)
            Deferred revenues                                                 9,614           4,643         1,347
            Net assets and liabilities of discontinued operations            (4,686)        (10,396)         (908)
                                                                      --------------   -------------  ------------
               Net cash provided by operating activities                     17,862           2,806        15,779
                                                                      --------------   -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   (10,303)         (4,613)       (1,376)
     Proceeds from sale of property and equipment                                80              46             2
     Net changes in intangible assets                                        (3,078)        (10,805)         (396)
     Purchase of Ehlert Publishing Group, Inc.                                    -         (20,889)            -
     Purchase of Camping World, Inc., net of cash acquired                        -         (97,418)            -
     Purchase of AGI Real Estate Holding, Inc., net of cash acquired         (9,247)              -             -
     Note receivable from affiliate                                               -               -         3,113
                                                                      --------------   -------------  ------------
               Net cash provided by (used in) investing activities          (22,548)       (133,679)        1,343
                                                                      --------------   -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption premium on prepayment of long-term debt                      (5,176)              -             -
     Borrowings on long-term debt                                           241,123         205,580        34,200
     Principal payments of long-term debt                                  (232,424)        (70,682)      (51,321)
                                                                      --------------   -------------  ------------
               Net cash provided by (used in) financing activities            3,523         134,898       (17,121)
                                                                      --------------   -------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (1,163)          4,025             1

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                4,026               1             -
                                                                      --------------   -------------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 2,863         $ 4,026           $ 1
                                                                      --------------   -------------  ------------
                                                                      --------------   -------------  ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

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

     CONCENTRATION OF CREDIT RISK - The Company is potentially subject to concentrations of credit risk in accounts receivable and loans receivable. Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographical dispersion.

     INVENTORIES - Inventories are stated at lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 91.5% and 89% of the Company's inventories at December 31, 1998 and 1997, respectively, and the first-in, first-out (FIFO) method for all other inventories. The FIFO and LIFO values approximate the current market cost. Inventories consist of retail travel and leisure specialty merchandise.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

                                                                 Years
                                                                 -----
               Buildings and improvements                         3-38
               Furniture and equipment                            3-12
               Software                                           3-5

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

     LONG-TERM DEBT - The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities. The fair value of the Company's long-term debt was $310.0 million as of December 31, 1998.

     REVENUE RECOGNITION - Merchandise revenue is recognized when products are sold in the retail stores, shipped via mail order or when services are provided to customers. Membership and Emergency Road Service ("ERS") revenues are deferred and recognized over the life of the membership. Advances on third party credit card fee revenues are deferred and recognized based on increases in credit card receivables held by third parties. Good Sam Club lifetime membership revenues and expenses are deferred and recognized over 18 years which is the actuarially determined fulfillment period. Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit. Renewal expenses are expensed at the time related materials are mailed. ERS claim expenses are recognized when incurred.

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

     START-UP ACTIVITY COSTS - In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position
     No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities be expensed as incurred. In addition, start-up costs that are currently capitalized must be written-off when SOP 98-5 is adopted. The Company implemented SOP 98-5 effective December 31, 1998, and recorded a charge of $124,000, which is net of a $76,000 income tax benefit to reflect the cumulative effect of this change in accounting principle.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company currently has no items related to SFAS 133 other than the income/loss related to the interest floor and cap transaction agreement noted in Note 6. This SFAS will be implemented January 1, 2000. The adoption by the Company of SFAS 133 is not expected to have a material effect on its results of operations or on its financial position.

2.   ACQUISITIONS

     On April 2, 1997, the Company acquired the common stock of Camping World, Inc. ("CWI") for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. In addition, AGHI entered into a management incentive agreement with certain Camping World executives pursuant to which up to $15.0 million will be paid subject to Camping World achieving certain goals. The purchase price of Camping World was funded through the April 2, 1997 issuance by AGHI of $130.0 million in 11% senior notes due 2007, together with borrowings under the AGI's $75.0 million senior credit facility established April 2, 1997. Camping World is a national specialty retailer of merchandise and services for RV owners.

     On March 6, 1997, AGI acquired the stock of Ehlert Publishing Group, Inc. ("EPG") for $22.4 million, of which $20.9 million was paid in cash at closing. In addition, a $1.5 million note was issued by AGHI, to the seller, of which $1.0 million was repaid in April 1997. The purchase price of EPG was funded primarily through borrowings under the AGI's senior credit facility. EPG is a specialty publisher of sports and recreation magazines focusing on four niches: snowmobiling, personal watercraft, archery and all-terrain vehicles.

     The operating results of CWI and EPG have been included in the Company's consolidated results of operations from the dates of their respective acquisition. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of these companies have been recorded at their estimated fair value at the date of their respective acquisitions. In connection with these acquisitions, the Company has recorded goodwill of approximately $67,567,000.

     The following unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 assumes the acquisition of CWI and EPG occurred as of January 1, 1996. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had these acquisitions occurred on January 1, 1996, or of the future results of operations of the Company (in thousands).

                                                             Year ended
                                                      ---------------------------
                                                         1997           1996
                                                      ------------   ------------
Revenue                                                  $343,492       $322,918
Income from continuing operations                           2,047          4,775
Net income (loss)                                           1,514         (1,777)

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31 (in thousands):

                                                         1998        1997
                                                      ------------------------
Land                                                     $ 18,289    $ 14,376
Building and improvements                                  38,319      25,205
Furniture and equipment                                    18,151      17,041
Software                                                    6,595       4,633
Systems development in progress                             2,623         872
                                                       ------------------------
                                                           83,977      62,127
Less: accumulated depreciation                            (14,560)    (10,807)
                                                       ------------------------
                                                         $ 69,417    $ 51,320
                                                       ------------------------
                                                       ------------------------


4.   INTANGIBLES

     Intangible assets consisted of the following at December 31 (in thousands):

                                                         1998        1997
                                                      ------------------------
Goodwill                                                $ 184,511   $ 184,511
Membership and customer lists                               3,947       3,947
Resort and golf course participation agreements            13,744      13,692
Noncompete and deferred consulting agreements              28,015      29,197
Deferred financing costs                                   15,350      12,428
                                                       ------------------------
                                                          245,567     243,775
Less: accumulated amortization                            (48,650)    (37,909)
                                                       ------------------------
                                                        $ 196,917   $ 205,866
                                                       ------------------------
                                                       ------------------------


5.   ACCRUED LIABILITIES


     Accrued liabilities consisted of the following at December 31 (in thousands):

                                                         1998         1997
                                                      ------------------------
Compensation and benefits                                 $ 8,611     $ 8,042
Other accruals                                             14,139      14,169
                                                      ------------------------
                                                         $ 22,750    $ 22,211
                                                      ------------------------
                                                      ------------------------

6.   LONG-TERM DEBT

     The following reflects outstanding long-term debt as of December 31 (in thousands):

                                                         1998          1997
                                                     -------------  ------------
AGHI Senior Notes                                       $ 130,000     $ 130,000
Camping World management incentive obligation              10,000        10,000
AGI Senior Credit Term Loan Facility:
     Term A                                                70,000             -
     Term B                                                60,000             -
     Revolving credit line                                 31,475             -
AGI Senior Subordinated Notes                                   -       120,000
AGI Senior Credit Facility:
     Term loan                                                  -        25,500
     Revolving credit line                                      -         7,380
Other long-term obligations                                 3,992         1,481
                                                     -------------  ------------
                                                          305,467       294,361
Less: current portion                                      (7,804)       (6,132)
                                                     -------------  ------------
                                                        $ 297,663     $ 288,229
                                                     -------------  ------------
                                                     -------------  ------------



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

     On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") with certain lenders and Fleet National Bank, as agent, consisting of two term loans aggregating $130.0 million (initially reducing in quarterly principal installments of $1.65 million) and a revolving credit facility of $70.0 million of which the outstanding balance will be due and payable at the conclusion of the credit arrangement. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. The average interest rates on the term loans and the revolving credit facility as of December 31, 1998 were 8.29% and 8.54%, respectively. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The funds were used to redeem the $120.0 million, 11.5%, AGI Senior Subordinated Notes issued in 1993 at 104.313% of par, retire the AGI Senior Credit Facility established April 2, 1997 and to fund the acquisition of AGI Real Estate Holding, Inc., the Company's corporate facilities in Ventura, California. The AGI Revolving Credit and Term Loan Facility is secured by a security interest in virtually all the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries.

     Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three month LIBOR index. The floating rate is adjusted quarterly and was 5.22% at December 31, 1998. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the base rate over 6% on $75.0 million of the floating rate term loans noted above.

     The AGI Revolving Credit and Term Loan contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio.

     The AGHI indenture pursuant to which the AGHI Senior Notes were issued ("AGHI Indenture") and the AGI Revolving Credit and Term Loan Facility individually contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. The Company was in compliance with all debt covenants at December 31, 1998.

     The aggregate future maturities of long-term debt at December 31, 1998 are as follows (in thousands):

                          1999         $     7,804
                          2000               8,900
                          2001              10,927
                          2002              23,702
                          2003              15,642
                    Thereafter             238,492
                                       -----------
                         Total         $   305,467
                                       -----------
                                       -----------


7.   INCOME TAXES

     The components of the Company's income tax expense from continuing operations for the year ended December 31, consisted of (in thousands):

                          1998       1997      1996
                      ------------------------------
Current:
   Federal            $  6,233    $ 2,931   $ 2,967
   State                   675        360       383
   Deferred             (2,486)     3,823     3,340
                      -----------------------------
Income tax expense    $  4,422    $ 7,114   $ 6,690
                      -----------------------------
                      -----------------------------

     A reconciliation of income tax expense from continuing operations to the federal statutory rate for the year ended December 31, is as follows (in thousands):

                                                                 1998                1997                 1996
                                                            ----------------------------------------------------
Income taxes computed at federal statutory rate                $ 2,353             $ 4,408              $ 4,437
State income taxes - net of federal benefit                        202                 561                  679
Permanent difference -
   Amortization of goodwill                                      1,529               1,959                1,518
Change in valuation allowance                                        -                   -                  495
Other                                                              338                 186                 (439)
                                                            ----------------------------------------------------
Income tax expense                                             $ 4,422             $ 7,114              $ 6,690
                                                            ----------------------------------------------------
                                                            ----------------------------------------------------


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax asset at December 31 are (in thousands):


                                                        1998                1997
                                                  -------------------------------
DEFERRED TAX LIABILITIES:
Accelerated depreciation                            $ (1,317)           $ (1,462)
Prepaid expenses                                      (2,782)             (2,777)
Directory revenue                                       (218)               (306)
Intangible assets                                     (1,067)             (1,066)
Basis difference on building and land acquired        (7,395)             (7,429)
Other                                                   (388)                (13)
                                                  -------------------------------
                                                     (13,167)            (13,053)

DEFERRED TAX ASSETS:
Intangible assets                                        596                 163
Deferred revenues                                     12,445               8,756
Accrual for employee benefits and severance            1,109               1,922
Accrual for deferred phantom stock compensation        1,351               2,255
Organizational and start-up costs                          -                  72
Net operating loss carryforward                        3,473               5,972
Tax credits                                            1,822               1,681
Claims reserves                                          718                 727
Accounts receivable reserve                              351                 232
Building lease abandonment reserve                       164                 261
Sales returns                                             62                 103
Reserve for resort cards                               1,608               1,427
Unicap adjustment                                        305                 287
Other reserves                                           204                 389
                                                  -------------------------------
                                                      24,208              24,247

Valuation allowance                                   (5,163)             (5,163)
                                                  -------------------------------
Net deferred tax asset                               $ 5,878             $ 6,031
                                                  -------------------------------
                                                  -------------------------------

     The Company and its subsidiaries are parties to a tax-sharing agreement with the Company's parent; however, taxes are determined on a separate company basis. As part of this tax-sharing agreement, AGHC is compensated for its share of separate company federal tax losses. As such, accrued income taxes on the balance sheet are due to AGHC. At December 31, 1998, the Company has unused net operating loss carryforwards for federal income tax purposes of approximately $9.1 million which expire through 2009. The Company also has alternative minimum tax credit (AMT) carryforwards remaining of approximately $1.6 million and general business credit carryforwards attributable to a subsidiary of approximately $256,000.

8.   COMMITMENTS AND CONTINGENCIES

     LEASES - The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates. Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 1998 are as follows (in thousands):

                    1999                    $ 6,591
                    2000                      6,345
                    2001                      5,947
                    2002                      5,355
                    2003                      5,201
              Thereafter                     23,539
                                       ------------
                   Total                   $ 52,978
                                       ------------
                                       ------------

     During 1998, 1997, and 1996, respectively, approximately $7,737,000, $6,614,000, and $1,534,000 of rent expense was charged to costs and expenses.

     LITIGATION - From time to time, the Company is involved in litigation arising in the normal course of business operations.

     On January 28, 1998, Travel America, Inc., First Nationwide Resort Management, Inc., Revcon Motorcoach, Inc., Adventure Resorts of America, Inc., Thousand Adventures, Inc., and other related entities filed a complaint in the Superior Court of California in Orange County, California, against Camp Coast to Coast, Inc., Affinity Group, Inc., certain employees and former employees of Camp Coast to Coast, Inc. and Affinity Group, Inc. and certain membership campground resorts within the Coast to Coast system. The complaint relates to the termination by the plaintiffs of their affiliation contracts with Camp Coast to Coast, Inc. The suit alleges causes of action for breach of contract, unfair competition, interference with contracts, interference with prospective economic advantage, misappropriation of trade secrets, fraud, defamation, accounting, conspiracy and injunctive relief. The suit seeks compensatory damages, injunctive relief, general and special damages, punitive damages and an accounting. The Company and all other defendants believe the complaint to be without merit and intend to vigorously defend the action and assert all available rights and seek all appropriate remedies. The Company and all other defendants believe that such litigation will not have a material adverse effect on its results of operations or on its financial position.

     EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain officers. The agreements include, among other things, one year's severance pay beyond the termination date.

9.   RELATED-PARTY TRANSACTIONS

     Effective June 1995, the Company entered into a lease agreement for its corporate facilities in Ventura, California (the Lease Agreement) with AGI Real Estate Holding, Inc. ("AGIRE"). The owners of AGIRE are minority shareholders of AGHC and are also related to the Company's Chairman.
     On November 13, 1998, AGI purchased AGIRE for $9,247,000 in cash plus assumption of debt in the amount of $2,413,000 which approximated the fair market value.

     In January 1997, the Company funded a $1.0 million loan to its President. The loan is due on demand and is secured by an assignment and pledge of his vested phantom stock interest in the Company. In addition, in September 1997, the Company paid a $0.5 million finders fee to a company owned by the President of the Company.

     Certain directors of the Company are partners in partnerships that lease facilities to the Company under long-term leases. For year ended December 31, 1998, payments under these leases were approximately $2.8 million. Future commitments under these leases total approximately $23.5 million. The leases expire at various dates from October 1999 through September 2011, subject to the right of the Company to exercise renewal options.

10.  STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash flow information for December 31 (in thousands) :

                                        1998         1997         1996
                                     -----------  -----------  ------------
     Cash paid during the year for:
       Interest                        $ 34,794     $ 23,657      $ 16,795
       Income taxes                       5,128          813           568

The Company entered into the following non-cash investing transactions:

          1998:
               The Company assumed $2,413,000 of liabilities in the acquisition of AGIRE. Further, the Company received a note receivable of $3,100,000 in the sale of AINS.

          1997:
               The Company assumed $52,057,000 and $5,531,000 of liabilities in the acquisitions of CWI and EPG, respectively.

          1996:
               The Company received a note receivable of $1,000,000 in the sale of the Benbow Golf Course.

11.  BENEFIT PLAN

     The Company has a 401(k) deferred savings and profit sharing plan. Employees must have attained age 21 and completed 1 year of service with a minimum of 1,000 hours to participate in the plan. Employees may contribute up to 15% of their salaries, and the Company matches these employee contributions at the rate of 75%, up to 6% of the employee's salary. Vesting of the Company's contribution occurs ratably over 5 years at which time the participants are 100% vested. Contributions are limited to the maximum amount deductible for federal income tax purposes during the year. The Company's contributions to the plan totaled approximately $1,204,000, $953,000, and $410,000 for 1998, 1997, and 1996, respectively.

12.  DEFERRED PHANTOM STOCK COMPENSATION

     The Company has deferred compensation agreements with certain officers.
     The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company. Deferred compensation is included in other long-term liabilities as if fully vested. Deferred compensation to be paid in 1999 has been classified in current liabilities. This deferred compensation is subject to vesting under the terms of the individual agreements. Vesting periods range from 20% per year over a five year period to immediate vesting upon entering an agreement.


13.  SEGMENT INFORMATION

     The Company's three principal lines of business are Membership Services, Publications, and Retail. The Membership Services segment operates the Good Sam Club, Coast to Coast Club, and Camping World's President's Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts. These membership clubs form a receptive audience to which the Company markets its products and services. The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV industry trade magazines. The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs. The Company evaluates performance based on profit or loss from operations before income taxes.

     The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, management expertise and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of acquisition was retained.

     The Company does not allocate income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):

                                             Membership
                                              Services      Publications      Retail     Consolidated
                                             --------------------------------------------------------
     YEAR ENDED DECEMBER 31, 1998
         Revenues from external customers    $ 116,325       $  60,354       $ 182,367      $ 359,046
         Interest revenue                        -                  25             374            399
         Interest expense                        -               2,932          12,426         15,358
         Depreciation and amortization           4,085           1,233           5,975         11,293
         Segment profit (loss)                  35,768          10,125            (730)        45,163
         Segment assets                         83,049          74,066         150,938        308,053
         Expenditures for segment assets         1,927             417           6,929          9,273

     YEAR ENDED DECEMBER 31, 1997
         Revenues from external customers    $ 114,175       $  53,891       $ 132,953      $ 301,019
         Interest revenue                           31              31              74            136
         Interest expense                        -               2,686           7,693         10,379
         Depreciation and amortization           5,372           2,000           4,259         11,631
         Segment profit (loss)                  38,648           9,908          (1,205)        47,351
         Segment assets                         82,444          75,172         147,832        305,448
         Expenditures for segment assets         1,093             290           2,126          3,509

                                             Membership
                                              Services      Publications      Retail     Consolidated
                                             --------------------------------------------------------
     YEAR ENDED DECEMBER 31, 1998
         Revenues from external customers    $  97,821       $  41,078       $   -         $ 138,899
         Interest revenue                           39              17           -                56
         Interest expense                         -                793           -               793
         Depreciation and amortization           5,194           1,365           -             6,559
         Segment profit                         36,477           8,824           -            45,301
         Segment assets                         87,486          48,442           -           135,928
         Expenditures for segment assets           554              54           -               608


     The following is a summary of the reconciliations of reportable segments to the Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 (in thousands):


                                                                      1998          1997        1996
                                                                    --------      --------     --------
     INTEREST INCOME
     Total interest income for reportable segments                 $     399           136           56
     Other not allocated interest income                                 196           338        1,509
                                                                   ---------      --------     --------
        Total interest income                                      $     595     $     474     $  1,565
                                                                   ---------      --------     --------
                                                                   ---------      --------     --------
     INTEREST EXPENSE
     Total interest expense for reportable segments                $  15,358     $  10,379     $    793
     Elimination of intersegment interest expense                    (15,285)      (10,318)        (791)
     Other not allocated interest expense                             32,345        28,238       18,253
                                                                   ---------      --------     --------
        Total interest expense                                     $  32,418     $  28,299     $ 18,255
                                                                   ---------      --------     --------
                                                                   ---------      --------     --------

     DEPRECIATION AND AMORTIZATION
     Total depreciation and amortization for reportable segments   $  11,293     $  11,631     $  6,559
     Unallocated depreciation and amortization expense                 3,575         2,228        1,622
                                                                   ---------      --------     --------
        Total consolidated depreciation and amortization              14,868     $  13,859     $  8,181
                                                                   ---------      --------     --------
                                                                   ---------      --------     --------
     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
        TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
        ACCOUNTING CHANGE
     Total profit for reportable segments                          $  45,163     $  47,351     $ 45,301
     Unallocated depreciation and amortization expense                (3,575)       (2,228)      (1,622)
     Unallocated G & A expense                                       (18,088)      (14,948)     (15,049)
     Unallocated interest expense, net                               (32,149)      (27,900)     (16,744)
     Elimination of intersegment interest expense                     15,285        10,318          791
                                                                   ---------      --------     --------
        Income From Continuing Operations Before Income Taxes,
        Extraordinary Item and Cumulative Effect of
        Accounting Change                                          $   6,636     $  12,583     $ 12,677
                                                                   ---------     ---------     --------
                                                                   ---------     ---------     --------
     ASSETS
     Total assets for reportable segments                          $ 308,053      $ 305,448    $135,928
     Capitalized finance costs not allocated to segments               8,764         10,072       3,646
     Corporate unallocated assets                                     32,736         25,074      26,158
     Net long-term assets of discontinued operations                 146,616         47,671      13,441
                                                                   ---------      ---------    --------
        Consolidated total                                         $ 496,169      $ 388,265    $179,173
                                                                   ---------      ---------    --------
                                                                   ---------      ---------    --------

                                                                     1998           1997
                                                                  ---------      ---------
     OTHER SIGNIFICANT ITEMS
     Total expenditures for assets for reportable segments        $  9,273       $  3,509
     Other asset expenditures                                        1,030          1,104
                                                                  ---------      ---------
         Total capital expenditures                               $ 10,303       $  4,813
                                                                  ---------      ---------
                                                                  ---------      ---------


     MAJOR CUSTOMERS- Included in revenues in 1998, 1997 and 1996 are $14.0 million, $20.7 million, and $17.2 million, respectively, received under contracts from one customer of the Company. These revenues have been reported in the Membership Services segment.

14.  SELECTED UNAUDITED QUARTERLY INFORMATION

     The following is a summary of selected quarterly information for the years ended December 31, 1998 and 1997 (in thousands):


                                                       March 31,      June 30,  September 30,      December 31,
                                                         1998          1998          1998              1998
                                                  -------------------------------------------------------------
      Total revenue                                    $ 77,923      $ 98,177        $ 94,503         $ 88,443
      Gross profit                                       26,013        34,475          31,281           31,794
      Income (loss) from continuing operations           (1,204)        2,272             888              258
      Net income (loss)                                  (1,838)        1,791             343           (5,330)


                                                       March 31,      June 30,  September 30,      December 31,
                                                         1997          1997          1997                1997
                                                  -------------------------------------------------------------
      Total revenue                                    $ 33,553      $ 91,331        $ 89,476         $ 86,659
      Gross profit                                       12,215        33,493          31,161           34,611
      Income from continuing operations                   1,154         2,555           1,058              712
      Net income                                            596         1,862             334              730


15.  DISCONTINUED OPERATIONS

     During the fourth quarter of 1996, the Company adopted a plan to dispose of the assets related to the National Association for Female Executives, Inc. ("NAFE"). In connection with the plan, the Company recorded a loss of $5.9 million net of related income taxes of $1,060,000 in the fourth quarter of 1996 based on the anticipated proceeds upon sale. On July 31, 1997, the Company entered into a definitive agreement to sell the assets of NAFE for $200,000, plus assumption by the buyer of the deferred membership liability. In 1997, the Company incurred an additional loss of $294,000 net of related income taxes of $176,000 to complete the sale.

     During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of AB, subject to regulatory approval. The sales value is expected to approximate net book value with no earnings or losses during the holding period.

     On December 31, 1998, the Company sold AINS to a related party in exchange for a promissory note in the amount of $3.1 million. In connection with the sale, the Company recorded a loss of $87,000 net of a related income tax benefit of $33,000.

     The results of operations of NAFE, AINS and AB have been classified as discontinued operations in the accompanying financial statements.

     Information relating to the operations of NAFE, AINS and AB for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):



                                                        1998          1997          1996
                                                    -------------  ------------  ------------
     Revenues                                           $ 11,989       $ 3,664       $ 6,142
     Costs applicable to revenues                         13,903         5,810         7,635
                                                    -------------  ------------  ------------
     Gross profit (loss)                                  (1,914)       (2,146)       (1,493)
     Operating expenses                                      222           152         1,029
                                                    -------------  ------------  ------------
     Loss from operations                                 (2,136)       (2,298)       (2,522)
     Income tax benefit                                      201           874           930
     Loss on disposal, net of taxes                          (54)         (294)       (5,866)
                                                    -------------  ------------  ------------
     Loss from discontinued operations                  $ (1,989)      $(1,718)      $(7,458)
                                                    -------------  ------------  ------------
                                                    -------------  ------------  ------------


     The assets and liabilities of AINS and AB are included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997 as follows (in thousands):


                                                   1998          1997
                                               -------------  ------------
Current assets:
       Cash                                        $ 23,027      $ 39,952
       Investments                                    1,992         2,590
       Accounts receivable                                -           858
       Prepaid expenses and other assets                255           205
                                               -------------  ------------
            Total current assets                     25,274        43,605

Current liabilities:
       Accounts payable                                   -            27
       Accrued liabilities                              707         1,287
       Customer deposits                            154,163        74,528
                                               -------------  ------------
            Total current liabilities               154,870        75,842
                                               -------------  ------------
       Net current liabilities                    $(129,596)     $(32,237)
                                               -------------  ------------
                                               -------------  ------------

Long-term assets:
       Property and equipment                      $  2,420       $   239
       Loans receivable                             143,443        44,973
       Intangible assets                                (74)          238
       Restricted investments                             -         2,096
       Other assets                                     827           641
                                               -------------  ------------
            Total long-term assets                  146,616        48,187

Long-term liabilities:
       Deferred revenues                                  -           515
       Other long-term liabilities                        -             1
                                               -------------  ------------
       Net long-term assets                        $146,616      $ 47,671
                                               -------------  ------------
                                               -------------  ------------

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
               (IN THOUSANDS)


                                                                  Additions
                                                    Balance at    Charged to                  Balance at
                                                     Beginning    Costs and                       End
                                                     of Period     Expenses      Deductions    of Period
                                                    ------------ ------------- -------------- ------------
Description:

Year ended December 31, 1998:
     Allowance for doubtful accounts receivable         $   731       $ 1,053        $ 713 (a)    $ 1,071

Year ended December 31, 1997:
     Allowance for doubtful accounts receivable         $ 1,081       $    90        $ 440 (a)      $ 731

Year ended December 31, 1996:
     Allowance for doubtful accounts receivable         $   926        $  802        $ 647 (a)    $ 1,081

(a) Accounts determined to be uncollectible and charged against allowance account, net of collection on accounts previously charged against allowance account.




ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS FOR THE REGISTRANT

The executive officers and directors of the Company are as follows:


 NAME              AGE                      POSITION
 ----              ---                      --------
 Stephen Adams      61    Chairman of the Board of the Company and AGI

 Joe McAdams        55    President, Chief Executive Officer of the Company and
                          AGI, and Director

 Wayne Boysen       68    Director

 David Frith-Smith  53    Director

 Michael Schneider  44    Chief Operating Officer of AGI

 Mark J. Boggess    43    Vice President and Chief Financial Officer of the
                          Company and Senior Vice President and Chief Financial
                          Officer of AGI

 David Block        50    Senior Vice President of AGI

 Michael Blumer     53    Senior Vice President of AGI

 Mark Dowis         41    Senior Vice President of AGI

 Murray S. Coker    58    Senior Vice President of AGI

 Thomas A. Donnelly 42    President of Camping World, Inc. and Director

 John Ehlert        53    Director

 David B. Garvin    55    Director


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

Joe McAdams has been President and Chief Executive Officer of the Company since July 1991. Prior thereto and since December of 1988, Mr. McAdams was President of Adams Publishing Corporation, a newspaper and magazine publishing company controlled by Mr. Adams. From October 1987 through November 1988, Mr. McAdams was President and Publisher of Southern California Publishing Co. Prior to October 1987 and since 1961, Mr. McAdams has held various management positions with publishing and direct marketing companies, including Senior Vice President and Chief Operating Officer of ADVO Systems, Inc. from August 1981 to April 1983.

Wayne Boysen was Senior Vice President of the Company since June 1991 until his retirement on January 1, 1996 and has supervised the staff of the risk management divisions of businesses owned by Stephen Adams, including the Company, since July 1988. In addition, since their acquisition by the Company in 1995, Mr. Boysen has served as Chairman of AB and Chairman of AINS until it was sold in December 1998. From 1966 through July 1988, Mr. Boysen owned or managed insurance agencies and provided consulting services to property and casualty insurance agencies. Mr. Boysen has been a director of the Company since 1993.

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

Michael Schneider has been Chief Operating Officer of AGI since 1996. Prior thereto, Mr. Schneider served as Senior Vice President and General Counsel of the Company since January 1993 and was responsible for administrative areas, development of new corporate ventures and portions of the RV publication business and the advertising and sales departments. Prior to January 1993 and since 1977, Mr. Schneider has held a variety of senior management positions in the AGI's publication business.

Mark J. Boggess has been Vice President and Chief Financial Officer of the Company since June 1993. From June 1992 through May 1993, Mr. Boggess was Vice President and Chief Financial Officer of Hypro Corporation, a privately owned manufacturer of fluid transfer pumps. From June 1989 through June 1992, Mr. Boggess was Treasurer of Adams Communications Corporation, a holding company controlled by Stephen Adams which owned television and radio station operations throughout the United States. From April 1988 through May 1989, Mr. Boggess was Vice President and Chief Financial Officer of Econocom U.S.A., Inc., a privately owned computer leasing company.

David Block has been Senior Vice President of AGI since January 1993. Prior thereto and since 1988, Mr. Block held various senior management positions with the Company or its predecessor in the areas of management information systems and administration.

Michael Blumer has been Senior Vice President of AGI since January 1998. Prior to 1998 and since 1996, Mr. Blumer served as CIO at Primedia, Inc. and prior to that post he served as Senior Vice President of Information Technology at The Hamilton Group from 1992 to 1996. Prior to 1992, he also occupied a number of information technology management positions at The Franklin Mint, American Express and the Federal Reserve Bank of New York.

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

Thomas A. Donnelly has served as President of Camping World since 1986 and served as its Chief Executive Officer from 1988 until its acquisition by AGI. Mr. Donnelly joined Camping World in 1971 and served in various management positions until 1984, at which time he was promoted to Senior Vice President, Operations. Mr. Donnelly and Mr. Garvin are first cousins.

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

ITEM 11:  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid by the Company to the Company's Chief Executive Officer and each of the four other highest compensated executive officers (determined as of the end of the Company's year ended December 31, 1998) and for the previous three years or since acquisition where applicable.

                         SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION
                                                        ----------------------------         OTHER ANNUAL        ALL OTHER
 NAME AND PRINCIPAL POSITION              YEAR           SALARY             BONUS           COMPENSATION(1)   COMPENSATION(2)
 ---------------------------              ----          --------          ----------        --------------    ---------------
 Stephen Adams . . . . . . . . . . . . .  1998          $699,992          $1,473,090                                  $79,796
   Chairman of the Board                  1997           699,992           1,539,030                                   78,924
                                          1996           699,992           1,199,999                                   53,953

 Joe McAdams, President  . . . . . . . .  1998            99,999             491,030                                    6,891
   Chief Executive Officer                1997            99,998             513,010                                    7,557
                                          1996            99,996             400,000          $1,226,933(3)             6,334

 Michael Schneider . . . . . . . . . . .  1998           210,000             245,515              56,333(3)             8,364
   Chief Operating Officer                1997           206,423             318,980              56,333(3)             8,117
                                          1996           182,145             107,157                                    7,482

 Thomas A. Donnelly. . . . . . . . . . .  1998           214,904             245,515                                    7,991
   President of Camping World             1997           168,750             235,980                                    4,160


 Murray S. Coker . . . . . . . . . . . .  1998           180,256             156,838                                    9,715
   Senior Vice President of AGI           1997           119,250                   -                                    6,902

______________

(1) Personal benefits are the lesser of (i) 10% of total annual salary and bonus (ii) $50,000, except as described in Note (3) below.

(2) Represents company contributions to 401(k) and split dollar life insurance economic benefit.

(3) Under the terms of the phantom stock agreements, Mr. Schneider received $56,333 in 1998 and 1997 and Mr. McAdams received $1,226,933 in 1996.

The Company does not have any outstanding stock options or restricted stock grants. The Company has phantom stock agreements for certain of its officers. See "Management Agreements with Executive Officers".

AGREEMENTS WITH EXECUTIVE OFFICERS

Mr. Adams and the Company are parties to an amended employment agreement providing for his employment as the Chairman of the Company through September 1, 1999. The base salary for Mr. Adams is $700,000 and his incentive compensation is 3% of operating profits (as defined in the agreement).

In January 1997, the Company funded a $1.0 million loan to Mr. McAdams. The loan is due on demand and is secured by an assignment and pledge of his vested phantom stock interest in the Company. In addition, in September 1997, the Company paid a $0.5 million finders fee to a company owned by Mr. McAdams.

In January 1992, the Company introduced a phantom stock incentive program for key employees. Since that time, certain employees have been granted awards at various interest levels and over varying vesting periods. The value of the phantom stock interest is based on the increase in the value of the Company over the base value at the award date. In accordance with the formula set forth in the agreements, which formula approximates a multiple of operating profits and is intended to approximate the fair market value of the Company, earned incentives are paid in three annual installments following the earlier of (a) termination of employment, (b) sale of the Company, or (c) five years after the initial grant of the phantom stock interest. The phantom stock agreements also set forth the terms of employment for the executive.

The following table sets forth the current awards outstanding under the program as of December 31, 1998. As of December 31, 1998, the aggregate accrued liability under the Company's phantom stock incentive program was approximately $3.6 million, of which $1.7 million has been reflected as current in the financial statements.

                                                       FULL    VESTED
    OFFICER/DIRECTOR                                 INTEREST  AMOUNT
    ----------------                                 --------  ------
    Joe McAdams....................................    2.50%    2.50%
    Mike Schneider.................................    1.80%    1.80%
    Thomas A. Donnelly.............................    1.80%    0.64%
    Mark Boggess...................................    0.75%    0.75%
    David Block(1).................................    0.10%    0.10%
    Mark Dowis(1)..................................    0.10%    0.08%
    Murray S. Coker................................    0.25%    0.09%
    All Other Employees............................    0.20%    0.05%

______________

(1) In addition, Mr. Block and Mr. Dowis entered into phantom stock agreements with subsidiaries of AGI. Under the terms of such agreements, Mr. Block and Mr. Dowis were granted 5% phantom interests in such subsidiaries vesting 1% annually beginning January 1997 and January 1998, respectively. The value of such phantom interests are based on the increase in the value of such subsidiaries and are based on formulas that are intended to approximate the fair market value of the subsidiaries.

The executive's base salary and annual bonus are determined from time to time by the Board of Directors. In the event the executive's employment is terminated without cause, the phantom stock agreements provide for severance benefits of up to one year's base salary plus the accrued bonus for the year in which such termination occurs.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

The Company's Board of Directors determines the compensation of the executive officers. The executive officers of the Company that serve on the Board of Directors are Stephen Adams, Joe McAdams and Thomas A. Donnelly. In addition, until his retirement on January 1, 1996, Wayne Boysen was an executive officer of the Company.

Stephen Adams, the Chairman and a director of the Company, has an amended employment agreement with AGI through September 1, 1999 under which Mr. Adams receives a base salary of $700,000 plus incentive compensation of 3% of operating profits (as defined).

Joe McAdams, the President and Chief Executive Officer and a director of the Company, has phantom stock agreements with AGI pursuant to which Mr. McAdams receives $3.6 million in three annual installments which began in January 1996 and holds a 2.5% phantom stock interest which is fully vested.

Wayne Boysen, a director of the Company and former executive officer of the Company, has phantom stock agreements with AGI pursuant to which Mr. Boysen will receive $400,000 in three equal annual installments, which began in January 1996 and concluded January 1998.

In connection with the Company's acquisition of Camping World, the Company entered into consulting and non-competition agreements with David B. Garvin, a director of the Company and formerly the Chairman of Camping World, and Thomas A. Donnelly, a director of the Company and the President of Camping World. Pursuant to the consulting and non-competition agreements, the Company paid, at closing of the Camping World acquisition, $9.5 million to Mr. Garvin and $3.4 million to Mr. Donnelly. In addition, pursuant to the management incentive agreement which the Company entered into with Mr. Donnelly and Mr. Coker at the time of the acquisition of Camping World, the Company agreed, subject to Camping World achieving certain operating goals, to pay up to $6.6 million and $1.2 million to Mr. Donnelly and Mr. Coker, respectively, over the subsequent five years. Mr. Donnelly and Mr. Coker received $440,000 and $80,000, respectively, of this amount in 1998.

Messrs. Garvin and Donnelly are partners in partnerships that lease seven facilities under long-term leases to Camping World. Additionally, Mr. Coker is also a partner in two of these partnerships. For the year ended December 31, 1998 and 1997, payments under these leases were approximately $2.5 million and $2.4 million, respectively. The leases expire during the period April 2000 and September 2011, subject to the right of Camping World to exercise renewal options. The Company believes that such leases contain lease terms as favorable as lease terms that would be obtained from independent third parties.

John Ehlert, a director of the Company, is a partner in a partnership that leases to Ehlert its research facility under a long-term lease. For the year ended December 31, 1998 and 1997, the rental payments for such facility were $45,600 and $35,500, respectively. The lease expires in October 1999, subject to the right of Ehlert to exercise renewal options. The Company believes that such lease contains lease terms as favorable as lease terms that would be obtained from independent third parties.

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

DIRECTOR COMPENSATION

The Company pays directors who are not employees (Messrs. Boysen, Ehlert, Frith-Smith and Garvin) director fees of $1,500 per month. In addition, Mr. Boysen, as Chairman of the operating subsidiaries Affinity Bank and Affinity Insurance Group, Inc., received $1,500 per month from each of these subsidiaries.

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

In addition, the executive officers other than Mr. Adams who owns over 95% of the stock of the parent corporation have received phantom stock grants under the agreements described above under the caption "Agreements with Executive Officers." The purpose of the phantom stock agreements is to provide the executive officers with an incentive to enhance the long term value of the Company with payments of the amounts earned by the executive officers provided as deferred compensation over several years.


                              BOARD OF DIRECTORS


Stephen Adams       Joe McAdams         Wayne Boysen        David Frith-Smith


          Thomas A. Donnelly       David B. Garvin      John Ehlert

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a wholly-owned subsidiary of AGI Holding Corporation ("AGHC"), a privately-owned corporation. The following table sets forth, as of December 31, 1998, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to the Company to beneficially own more than 5% of the outstanding shares, each executive officer and the current sole director of AGHC, and all executive officers and directors of the Company.

                                            Number of Shares       Percent of
 Name and Address of Beneficial Owner       of Stock Owned(1)     Common Stock
 ------------------------------------       ----------------      ------------
 Stephen Adams                                  1,404.7(2)             95.75%
      2575 Vista Del Mar Drive
      Ventura, CA   93001

 Joe McAdams                                        3.0                 0.20%

 Mark Boggess                                       0.2                 0.01%

 All executive officers and directors           1,407.9                95.96%
 as a group (10 persons)

______________

(1) Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares in the table.

(2) Does not include 50 shares owned by members of the Adams' family who do not reside with him.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 1995, the Company entered into a lease agreement for its corporate facilities in Ventura, California with AGI Real Estate Holding, Inc. ("AGIRE"). The owners of AGIRE are minority shareholders of AGHC, the Company's parent company, and are also related to Stephen Adams, the Company's Chairman. On November 13, 1998, the Company purchased AGIRE for $9,247,000 in cash plus assumption of debt in the amount of $2,413,000, which approximated the fair market value.

On December 31, 1998, the Company sold Affinity Insurance Group, Inc. to Adams Insurance Holding LLC, a Minnesota limited liability company wholly-owned be Stephen Adams, the Company's Chairman, in exchange for a promissory note in the amount of $3.1 million, which approximated the fair market value.

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

     (b)  Reports on Form 8-K:

          The reports on Form 8-K required to be a part of this report are listed in the Index to Exhibits which follows the signature page.

     (c)  Exhibits:

          Included in Item 14 (a) (3) above.

     (d)  Financial Statement Schedules

          Included in Item 14 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Denver, State of Colorado on March 26, 1999.

AFFINITY GROUP HOLDING, INC.

By  /s/ Joe B. McAdams
  --------------------------
Joe B. McAdams
Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


/s/ Joe B. McAdams       Chief Executive Officer and Director              March 26, 1999
-------------------      (Principal Executive Officer)
Joe B. McAdams


/s/ Mark J. Boggess      Senior Vice President and Chief                   March 26, 1999
-------------------      Financial Officer
Mark J. Boggess          (Principal Financial and Accounting Officer)


        *                Director                                          March 26, 1999
-------------------
Stephen Adams


        *                Director                                          March 26, 1999
-------------------
David Frith-Smith


        *                Director                                          March 26, 1999
-------------------
Wayne Boysen



        *                Director                                          March 26, 1999
-------------------
Thomas A. Donnelly


        *                Director                                          March 26, 1999
-------------------
David B. Garvin


        *                Director                                          March 26, 1999
-------------------
  John Elhert


*By: /s/ Mark J. Boggess                                                   March 26, 1999
    --------------------
     (Mark J. Boggess
     Attorney-in-Fact)


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

AFFINITY GROUP HOLDING, INC.


EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K


FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                                            Regulation
                                                                                            S-K Exhibit
                                                                                            Table          Sequential
 Item                                                                                       Reference      Page No.
 ----                                                                                       -----------    ----------
 Certificate of Incorporation of Affinity Group, Inc. (1)                                   3.1

 Bylaws of Affinity Group, Inc. (1)                                                         3.2

 Indenture dated as of October 29, 1993 by and between the                                  4.1
      Company and United States Trust Company of New York. (2)

 First Supplemental Indenture dated as of May 17, 1994, by and                              4.2
      between Company and United States Trust Company of New York.(6)

 Second Supplemental Indenture dated as of October 11, 1994, by                             4.3
      and between Company and United States Trust Company of
      New York.(6)

 Third Supplemental Indenture dated as of December 21, 1995 by                              4.3a
      and between Company and United States Trust Company of
      New York.(9)

 Fourth Supplemental Indenture dated as of February 1, 1996 by                              4.3b
      and between Company and United States Trust Company of
      New York.(9)

 Form of 11 1/2% Senior Subordinated Notes due 2003. (2)                                    4.4

 Credit Agreement dated October 11, 1994 among Affinity Group,                              4.5
      Inc. and First Bank National Association, as Agent, and First
      National Association and GIRO Credit Bank, as Banks. (3)

 First Amendment to Credit Agreement as of November 10, 1994,                               4.6
      between Affinity Group, Inc. and First National Bank National
      Association, as Agent. (6)

 Credit Agreement dated as of April 2, 1997 among Affinity Group,                           4.7
      Inc., Fleet National Bank, as agent, and the banks named
      therein. (11)

 Change in Registrant's Accountants (14)                                                    4.8

 Credit Agreement dated as of November 13, 1998 among Affinity                              4.9
      Group, Inc., Fleet National Bank, as agent, and the banks
      named therein. (15)

                                                                                            Regulation
                                                                                            S-K Exhibit
                                                                                            Table          Sequential
 Item                                                                                       Reference      Page No.
 ----                                                                                       -----------    ----------
 Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity                         10.1
      Group, Inc. and its subsidiaries. (2)

 Lease for office facilities in Camarillo, California. (2)                                  10.2

 Lease for office facilities in Denver, Colorado. (2)                                       10.3


 Lease Agreement for office facilities in Ventura, California (7)                           10.3a

 Investment in unrestricted subsidiary, assignment and assumption                           10.4
      agreement and fourth amendment to office facility lease in
      Denver, Colorado. (4)

 Employment Agreement dated August 1, 1993 between Stephen                                  10.5
      Adams and the Company, as amended. (2)

 Phantom Stock Agreement dated January 2, 1992 between Joe                                  10.6
      McAdams and the Company. (2)

 Phantom Stock Agreement dated January 2, 1992 between David                                10.7
      Block and the Company. (2)

 Phantom Stock Agreement dated January 2, 1992 between Michael                              10.8
      Schneider and the Company. (2)

 Phantom Stock Agreement dated January 2, 1992 between Roger                                10.9
      Ryman and the Company. (2)

 Phantom Stock Agreement dated January 2, 1992 between Mark J.                              10.10
      Boggess and the Company. (2)

 Phantom Stock Agreement dated January 2, 1992 between K.                                   10.11
      Dillon Schickli and the Company. (2)

 Employment Agreement dated as of January 1, 1991 between                                   10.12
      Keith Urry and Golf Card International Corp. as amended. (2)

 Phantom Stock Agreement dated January 2, 1992 between Wayne                                10.13
      Boysen and the Company, as amended. (2)

 Second Phantom Stock Agreement dated April 2, 1994 between                                 10.14
      Wayne Boysen and the Company. (4)

 Executive split-dollar life insurance agreements (4)                                       10.15

 Indemnity Agreement dated October 29, 1994, by and between                                 10.16
      Affinity Group, Inc. and AGI Services, Inc.(6)

 Agreement with Cross Country Motor Club, Inc. as amended. (2)                              10.17

 Working Agreement and Service Agreement with National General                              10.18
      Insurance dated October 23, 1987, as amended (2)

 Amendment to National General Insurance Contract Dated January                             10.19
      13, 1994. (1)

                                                                                            Regulation
                                                                                            S-K Exhibit
                                                                                            Table          Sequential
 Item                                                                                       Reference      Page No.
 ----                                                                                       -----------    ----------
 Amendment to Service Agreement dated March 22, 1994 by and                                 10.20
      between Affinity Group, Inc. and National General Insurance
      Company. (5)

 401 (k) Savings and Investment Plan. (2)                                                   10.21

 Form of Indemnification Agreement for persons consenting to serve                          10.22
      as directors upon completion of the offering and amendment thereto. (1)

 Purchase Agreement for Affinity Thrift and Loan. (8)                                       10.23

 Phantom Stock Amendment dated October 10, 1995 between Joe                                 10.24
      McAdams and the Company.(9)

 Phantom Stock Agreement dated December 19, 1995 between                                    10.25
      David Block and Affinity Road and Travel Club, Inc., a wholly owned subsidiary of the Company.(9)

 Agreement between Ganis Credit Corporation and the Company                                 10.26
      dated September, 1995.(9)

 Stock Purchase Agreement for Ehlert Publishing Group, Inc. (10)                            10.27

 First Amendment dated January 7, 1997 to Ehlert Stock Purchase                             10.28
      Agreement. (11)

 Addendum to National General Insurance Contract Dated January                              10.29
      13, 1994. (13)

 Agreement with Cross Country Motor Club, Inc. dated October 10,                            10.30
      1997,as amended. (13)

 Stock Purchase Agreement dated as of February 25, 1997, by and                             10.31
      among the Shareholders of Camping World, Inc. and Affinity
      Group, Inc. (12)

 Engagement Agreement between JBMC, Inc. and the Company                                    10.32
      dated September 8, 1996. (13)

 Note Receivable dated December 30, 1996 between Joe McAdams                                10.33
      and the Company. (13)

 Amendment to Employment Agreement dated August 1, 1993                                     10.34
      between Stephen Adams and the Company (13)

 Form of Phantom Stock Agreements, between certain executives                               10.35
      and the Company (13)

 Amendment to Employment Agreement dated August 1, 1993                                     10.36          67
      between Stephen Adams and the Company

 Purchase Agreement for AGI Real Estate Holdings, Inc.                                      10.37          68

 Sales Agreement for Affinity Insurance Group, Inc.                                         10.38          70

 Subsidiaries of the Registrant                                                             21             85

                                                                                            Regulation
                                                                                            S-K Exhibit
                                                                                            Table          Sequential
 Item                                                                                       Reference      Page No.
 ----                                                                                       -----------    ----------
 Power of Attorney                                                                               24             86

______________

(1) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference herein.

(2) Filed with the Company's Registration Statement No. 33-67272 and incorporated by reference herein.

(3) Filed with the Company's Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated by reference herein.

(4) Filed with the Company's Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(5) Filed with the Company's Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated by reference herein.

(6) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference herein.

(7) Filed with the Company's Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated by reference herein.

(8) Filed with the Company's Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated by reference herein.

(9) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

(10) Filed with the Company's Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.

(11) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein.

(12) Filed with the Company's Report on Form 8-K dated April 2, 1997 and incorporated by reference herein.

     A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit. Such request should be sent to Affinity Group, Inc., 64 Inverness Drive East, Englewood, Colorado 80112, Attention: Chief Financial Officer

(13) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

(14) Filed with the Company's Report on Form 8-K dated August 19, 1998 and incorporated by reference herein.

(15) Filed with the Company's Report on Form 8-K dated November 13, 1998 and incorporated by reference herein.