Form 10-Q
period 1999-03-31
AFFINITY GROUP HOLDING INC
filed 1999-05-07
CIK 1038622

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

FOR QUARTER ENDED:                                        COMMISSION FILE NUMBER
March 31, 1999                                                         333-26389

     ----------------------------------------------------------------------

                          AFFINITY GROUP HOLDING, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                59-2922099
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

64 Inverness Drive East                               (303) 792-7284
Englewood, CO  80112                             (Registrant's telephone
(Address of principal executive offices)        number, including area code)

     ----------------------------------------------------------------------


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

                               YES  X      NO
                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                               OUTSTANDING AS OF
CLASS                                                              MAY 7, 1999
-----                                                              -----------
Common Stock, $.01 par value                                           100


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        PAGE
                                                                        ----
PART I. Financial Information


        ITEM 1: FINANCIAL STATEMENTS

                 Consolidated Balance Sheets                               1
                 As of March 31, 1999 and December 31, 1998

                 Consolidated Statements of Operations                     2
                 For the three months ended March 31, 1999 and 1998

                 Consolidated Statements of Cash Flows                     3
                 For the three months ended March 31, 1999 and 1998

                 Notes to Consolidated Financial Statements                4


        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   8
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. Other Information                                                 15


SIGNATURES                                                                 16


                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (In Thousands)
                                   (Unaudited)


                                                                            3/31/99         12/31/98
                                                                          -------------   --------------
ASSETS
     CURRENT ASSETS:
          Cash and cash equivalents                                        $     8,396     $      2,863
          Accounts receivable, less allowance for doubtful accounts             21,454           24,248
          Inventories                                                           34,810           32,972
          Prepaid expenses and other assets                                      9,746            8,939
                                                                          -------------   --------------
             Total current assets                                               74,406           69,022

     PROPERTY AND EQUIPMENT                                                     69,540           69,417
     NOTE FROM AFFILIATE                                                         3,160            3,100
     INTANGIBLE ASSETS                                                         195,020          196,917
     DEFERRED TAX ASSET                                                          8,775            7,842
     OTHER ASSETS                                                                3,692            3,255
     NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                           179,469          146,616
                                                                          -------------   --------------
                                                                           $   534,062     $    496,169
                                                                          -------------   --------------
                                                                          -------------   --------------

LIABILITIES AND STOCKHOLDER'S DEFICIT
     CURRENT LIABILITIES:
          Accounts payable                                                 $    25,345     $     19,893
          Accrued interest                                                       8,905            4,995
          Accrued taxes                                                            773              332
          Accrued liabilities                                                   23,621           22,750
          Deferred revenues                                                     54,784           53,395
          Deferred tax liability                                                 1,964            1,964
          Current portion of long-term debt                                      6,869            7,804
          Net current liabilities of discontinued operations                   162,527          129,596
                                                                          -------------   --------------
             Total current liabilities                                         284,788          240,729

     DEFERRED REVENUES                                                          34,976           35,276
     LONG-TERM DEBT                                                            292,465          297,663
     OTHER LONG-TERM LIABILITIES                                                 3,265            3,447
     COMMITMENTS AND CONTINGENCIES                                                   -                -
                                                                          -------------   --------------
                                                                               615,494          577,115
                                                                          -------------   --------------

     STOCKHOLDER'S DEFICIT:
          Common stock, $.01 par value, 1,000 shares authorized,
             100 shares issued and outstanding                                       1                1
          Additional paid-in capital                                            12,021           12,021
          Accumulated deficit                                                  (93,454)         (92,968)
                                                                          -------------   --------------
             Total stockholder's deficit                                       (81,432)         (80,946)
                                                                          -------------   --------------
                                                                           $   534,062     $    496,169
                                                                          -------------   --------------
                                                                          -------------   --------------

See notes to consolidated financial statements.

                     AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In Thousands)
                                      (Unaudited)

                                                                 THREE MONTHS ENDED
                                                             ---------------------------
                                                               3/31/99       3/31/98
                                                             ------------- -------------
REVENUES:
      Membership services                                     $    28,626   $    27,499
      Publications                                                 12,991        12,599
      Merchandise                                                  43,099        37,825
                                                             ------------- -------------
                                                                   84,716        77,923

COSTS APPLICABLE TO REVENUES:
      Membership services                                          17,426        15,979
      Publications                                                  9,863        10,324
      Merchandise                                                  28,702        25,607
                                                             ------------- -------------
                                                                   55,991        51,910

GROSS PROFIT                                                       28,725        26,013

OPERATING EXPENSES:
      Selling, general and administrative                          18,877        17,886
      Depreciation and amortization                                 3,940         3,592
                                                             ------------- -------------
                                                                   22,817        21,478
                                                             ------------- -------------

INCOME FROM OPERATIONS                                              5,908         4,535

NON-OPERATING ITEMS:
      Interest expense, net                                        (7,300)       (7,950)
      Other non-operating income, net                                  51           187
                                                             ------------- -------------
                                                                   (7,249)       (7,763)
                                                             ------------- -------------
LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                          (1,341)       (3,228)

INCOME TAX CREDIT                                                     933         1,783
                                                             ------------- -------------

LOSS FROM CONTINUING OPERATIONS                                      (408)       (1,445)
DISCONTINUED OPERATIONS:
      Loss from discontinued operations, net of appli-
          cable income tax expense of $240 in 1999 and
          an income tax benefit of $241 in 1998                       (78)         (393)
                                                             ------------- -------------
NET LOSS                                                      $      (486)  $    (1,838)
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

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                        3/31/99         3/31/98
                                                                     ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $        (486)   $    (1,838)
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Deferred tax benefit                                                   (933)        (1,783)
        Depreciation and amortization                                         3,940          3,592
        Provision for losses on accounts receivable                              98            230
        Deferred compensation                                                   250              -
        Loss on disposal of property and equipment                               13              -
        Changes in operating assets and liabilities (net of
            purchased businesses):
            Accounts receivable                                               2,696          3,776
            Inventories                                                      (1,838)           324
            Prepaids and other assets                                        (1,244)           427
            Accounts payable                                                  5,452             29
            Accrued and other liabilities                                     4,790          4,375
            Deferred revenues                                                 1,089          1,004
            Net assets and liabilities of discontinued operations                78          1,771
                                                                     ---------------  -------------
               Net cash provided by operating activities                     13,905         11,907
                                                                     ---------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (1,998)        (2,243)
     Proceeds from sale of property                                              78              -
     Net changes in intangible assets                                          (259)           (12)
     Net changes in loans receivable                                            (60)             -
                                                                     ---------------  -------------
               Net cash used in investing activities                         (2,239)        (2,255)
                                                                     ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on long-term debt                                            15,475          9,898
     Principal payments of long-term debt                                   (21,608)       (16,536)
                                                                     ---------------  -------------
               Net cash used in financing activities                         (6,133)        (6,638)
                                                                     ---------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     5,533          3,014

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              2,863          4,026
                                                                     ---------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $       8,396    $     7,040
                                                                     ---------------  -------------
                                                                     ---------------  -------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                 3,453            745
     Income Taxes                                                               150             81



See notes to consolidated financial statements.

                   AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



(1)  BASIS OF PRESENTATION

The financial statements included herein include the accounts of Affinity Group Holding, Inc. ("AGHI"), its wholly-owned subsidiary, Affinity Group, Inc. ("AGI"), and AGI's subsidiaries (collectively the Company) without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's 10-K report for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.


(2) RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company currently has no items related SFAS 133 other than the income/loss related to the interest floor and cap transaction agreement. This SFAS will be implemented January 1, 2000. The adoption by the Company of SFAS 133 is not expected to have a material effect on its results of operations or on its financial position.


(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company's three principal lines of business are Membership Services, Publications, and Retail. The Membership Services segment operates the Good Sam Club, Coast to Coast Club, and Camping World's President's Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts. These membership clubs form a receptive audience to which the Company markets its products and services. The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (CONTINUED)

periodicals, club magazines, directories and RV industry trade magazines. The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs. The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciation and amortization.

The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, management expertise and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of acquisition was retained.

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):


                                    Membership
                                     Services   Publications     Retail   Consolidated
                                   ----------------------------------------------------
QUARTER ENDED MARCH 31, 1999
  Revenue from external customers    $  28,626    $  12,991    $  43,099   $  84,716
  Segment operating profit               9,286        2,442        2,291      14,019

QUARTER ENDED MARCH 31, 1998
  Revenues from external customers   $  27,499    $  12,599    $  $37,825   $  77,923
  Segment operating profit               9,816        1,515         1,119      12,450



The following is a summary of the reportable segment reconciliations to the Company's consolidated financial statements for the three months ended March 31, 1999 and 1998 (in thousands):

                                                 3/31/99      3/31/98
                                                ----------   ----------
INCOME FROM OPERATIONS BEFORE DEPRECIATION
   AND AMORTIZATION
Total profit for reportable segments            $  14,019    $  12,450
Unallocated G & A expense                          (4,171)      (4,323)
                                                ----------   ----------
   Income from operations before
     depreciation and amortization              $   9,848    $   8,127
                                                ----------   ----------
                                                ----------   ----------

(4) DISCONTINUED OPERATIONS

During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of Affinity Bank ("AB"), subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximates market value.

On December 31, 1998, the Company sold Affinity Insurance Group, Inc. ("AINS") to a related party in exchange for a promissory note in the amount of $3.1 million. In connection with the sale, the Company recorded a loss of $87,000, net of a related income tax benefit of $33,000. The results of operations of AB and AINS have been classified as discontinued operations in the accompanying financial statements.

Information relating to the operations of AB and AINS for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                3/31/99        3/31/98
                                              -------------  -------------
Revenues                                       $     3,628    $     2,217
Costs applicable to revenues                         3,416          2,746
                                              -------------  -------------
Gross profit (loss)                                    212           (529)
Operating expenses                                      50            105
                                              -------------  -------------
Income (loss) from operations                          162           (634)
Income tax (expense) benefit                          (240)           241
                                              -------------  -------------
Loss from discontinued operations              $       (78)   $      (393)
                                              -------------  -------------
                                              -------------  -------------

The tax expense for the period ended March 31, 1999 differs from the statutory rate due primarily to non-deductible reserves and valuation allowances.

The assets and liabilities of AB are included in the accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998 as follows (in thousands):

                                                3/31/99        12/31/98
                                              -------------  -------------
Current assets:
       Cash                                        $ 9,010       $ 23,027
       Investments                                   1,737          1,992
       Prepaid expenses and other assets               334            255
                                              -------------  -------------
            Total current assets                    11,081         25,274

Current liabilities:
       Accrued liabilities                           1,039            707
       Customer deposits                           172,569        154,163
                                              -------------  -------------
            Total current liabilities              173,608        154,870
                                              -------------  -------------
       Net current liabilities                   $(162,527)     $(129,596)
                                              -------------  -------------
                                              -------------  -------------

Long-term assets:
       Property and equipment                      $ 2,524        $ 2,420
       Loans receivable                            183,528        143,443
       Intangible assets                               (63)           (74)
       Other assets                                  1,005            827
                                              -------------  -------------
            Total long-term assets                 186,994        146,616

Long-term liabilities:
       Other long-term liabilities                   7,525              -
                                              -------------  -------------
       Net long-term assets                       $179,469       $146,616
                                              -------------  -------------
                                              -------------  -------------

                     AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:


                                                          THREE MONTHS ENDED
                                                  ----------------------------------
                                                  3/31/99     3/31/98    Inc/(Dec)
                                                  -------     -------    ---------
REVENUES:
  Membership services                              33.8%       35.3%        4.1%
  Publications                                     15.3%       16.2%        3.1%
  Merchandise                                      50.9%       48.5%       13.9%
                                                  -----       -----       -----
                                                  100.0%      100.0%        8.7%

COSTS APPLICABLE TO REVENUES:
  Membership services                              20.6%       20.5%        9.1%
  Publications                                     11.6%       13.2%       (4.5%)
  Merchandise                                      33.9%       32.9%       12.1%
                                                  -----       -----       -----
                                                   66.1%       66.6%        7.9%

GROSS PROFIT                                       33.9%       33.4%       10.4%

OPERATING EXPENSES:
  Selling, general and administrative              22.2%       23.0%        5.5%
  Depreciation and amortization                     4.7%        4.6%        9.7%
                                                  -----       -----       -----
                                                   26.9%       27.6%        6.2%
                                                  -----       -----       -----

INCOME FROM OPERATIONS                              7.0%        5.8%       30.3%

NON-OPERATING ITEMS:
  Interest expense, net                            (8.7%)     (10.1%)      (8.2%)
  Other non-operating income, net                   0.1%        0.2%      (72.7%)
                                                  -----       -----       -----
                                                   (8.6%)      (9.9%)      (6.6%)
                                                  -----       -----       -----

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                              (1.6%)      (4.1%)     (58.5%)

INCOME TAX CREDIT                                   1.1%        2.2%      (47.7%)
                                                  -----       -----       -----

LOSS FROM CONTINUING OPERATIONS                    (0.5%)      (1.9%)     (71.8%)
DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of
    applicable income tax benefits                 (0.1%)      (0.5%)     (80.2%)
                                                  -----       -----       -----
NET LOSS                                           (0.6%)      (2.4%)     (73.6%)
                                                  -----       -----       -----
                                                  -----       -----       -----

                               RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1999
COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

REVENUES

Revenues of $84.7 million for the first quarter of 1999 increased by approximately $6.8 million or 8.7% from the comparable period in 1998.

Membership services revenues of $28.6 million for the first quarter of 1999 increased by approximately $1.1 million or 4.1% from the comparable period in 1998. This revenue increase was largely attributable to $0.5 million in increased marketing fee income generated from the sales of health and life insurance policies as a result of a renewed contract with our third party administrator, $0.4 million in additional Good Sam emergency road service revenue as a result of increased enrollment, and $0.2 million from the extended vehicle warranty program.

Publication revenue of $13.0 million for the first quarter of 1999 increased by $0.4 million from the comparable period in 1997 largely due to increased advertising revenue partially offset by a reduction in book sales.

Merchandise revenue of $43.1 million increased $5.3 million or 13.9% over the first quarter of 1998. This increase was attributable to a $3.7 million increase in retail showroom sales, which includes a $1.9 million increase related to the addition of two new stores and a $1.8 million or 6.7% same store growth over the first quarter of 1998, a $1.1 million increase in mail order sales, and a $0.5 million increase in installation fees and other supplies and services.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $56.0 million for the first quarter of 1999, an increase of $4.1 million or 7.9% over the comparable period in 1998.

Membership services costs and expenses increased by approximately $1.4 million or 9.1% to $17.4 million in the first quarter of 1999 compared to $16.0 million in 1998. This increase was due to a $0.5 million increase in marketing costs associated with the Good Sam Club as well as increased costs associated with the sales of the Coast to Coast accommodation cards, $0.3 million in additional emergency road service expenses associated with increased enrollment, $0.3 million associated with the increase in extended warranty policies, and $0.3 million due to increased marketing and one-time health and life insurance administration costs as a result of the contract renewal with the third party administrator.

Publication costs and expenses of $9.9 million for the first quarter of 1999 decreased approximately $0.5 million or 4.5% compared to the first quarter of 1998. This decrease was primarily due to decreased book and directory expenses partially offset by increased publication expenses associated with increased circulation of the snow, ATV and water publication titles.

Merchandise costs applicable to revenues of $28.7 increased $3.1 million from the first quarter of 1998 primarily attributable to the 13.9% increase in merchandise sales. The gross profit margin increased by $2.2 million from 32.3% in the first quarter of 1998 to 33.4% for the same period in 1999.

OPERATING EXPENSES

Selling, general and administrative expenses of $18.9 million for the first quarter of 1999 were $1.0 million over the first quarter of 1998 primarily related to the addition of two new Camping World stores and variable labor increases associated with increased retail sales, which were partially offset by lower corporate general and administrative expenses. Depreciation and amortization expenses of $3.9 million were $0.3 million over the first quarter of 1998. This variance was principally due to the depreciation of the assets associated with the new retail stores, merchandising and distribution system, and the acquisition of the corporate facility in the fourth quarter of 1998.

INCOME FROM OPERATIONS

Income from operations for the first quarter of 1999 increased by $1.4 million or 30.3% to $5.9 million compared to $4.5 million for the first quarter of 1998. This increase was due to increased gross profit from the merchandise segment of $2.2 million, increased gross profit from the publications segment of $0.8 million, partially offset by a increased operating expenses of $1.3 million and a $0.3 million reduction in gross profit from the membership services segment.

NON-OPERATING EXPENSES

Non-operating expenses were $7.2 million for the first quarter of 1999, compared to $7.8 million for the same period in 1998. Despite overall higher borrowings in the first quarter of 1999 compared to 1998, interest expense decreased by $0.6 million due to the lower effective interest rate in 1999 as a result of the new AGI Revolving Credit and Term Loan Facility.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Loss from continuing operations before income taxes in the first quarter of 1999 was approximately $1.3 million compared to a loss of $3.2 million for the first quarter of 1998. This $1.9 million improvement from the prior period was principally due to the increase in income from operations reflected above, combined with lower net non-operating expenses, principally interest expense.

INCOME TAX CREDIT

In the first quarter of 1999, the Company recognized a $0.9 million tax credit compared to $1.8 million tax credit in the first quarter of 1998.

DISCONTINUED OPERATIONS

As further described in Note 4 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of AB and sold AINS in the fourth quarter of 1998. The net loss from the discontinued operations was $78,000 for the first quarter of 1999 compared to a net loss of $393,000 for the first quarter of 1998.

NET LOSS

The net loss in the first quarter of 1999 was $0.5 million compared to $1.8 million for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose only assets are the capital stock of AGI and AB. AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI. The operations of AB have been classified in the accompanying financial statement as discontinued.

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

On November 13, 1998, AGI entered into a $200.0 million five-year revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans aggregating $130.0 million (initially reducing in quarterly principal installments of $1.65 million) and a revolving credit facility of $70.0 million of which the outstanding balance will be due and payable at the conclusion of the credit arrangement. The proceeds were used to redeem the $120.0 million, 11.5%, AGI Senior Subordinated

Notes issued in 1993 at 104.313% of par, retire AGI's senior credit facility established April 2, 1997 and to fund the acquisition of AGI Real Estate Holding, Inc. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of March 31, 1999, the average interest rates on the term loans and revolving credit facility were 8.29% and 7.81%, respectively, and permitted borrowings under the undrawn revolving line were $42.0 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three month LIBOR index. The floating rate is adjusted quarterly and was 4.9697% at March 31, 1999. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the base rate over 6% on $75.0 million of the floating rate term loans noted above.

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

The AGHI indenture pursuant to which the AGHI Senior Notes were issued and the AGI Revolving Credit and Term Loan Facility each contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. The Company was in compliance with all debt covenants at March 31, 1999.

During the first quarter of 1999, payments under the terms of several phantom stock agreements totaled $0.5 million. Additional phantom stock payments of $1.2 are scheduled to be made over the remainder of 1999.

Capital expenditures for the first quarter of 1999 totaled $2.0 million compared to capital expenditures of $2.2 million for the first quarter of 1998. Capital expenditures are anticipated to be approximately $7.0 million for 1999, primarily for the addition of two Camping World supercenters, and continued enhancements to membership marketing databases, inbound and outbound tele-communications, and computer software and hardware, some related to the Year 2000 compliance.

During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of AB, subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximates market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The assets of AB are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce Company debt. In addition, AB, although required to be consolidated with the Company, is recognized as "unrestricted" or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

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

The Company expects to incur internal staff costs as well as consulting and other expenses in preparing for the Year 2000. Because the Company has replaced or updated a significant portion of its computer systems, both hardware and software, in recent years, the cost to be incurred in addressing the Year 2000 issue are not expected to have a material impact on the Company's business, results of operations, financial condition or liquidity. For the first quarter of 1999, these costs have totaled approximately $0.2 million. Expenditures on Year 2000 issues for the total year 1999 are expected to be in the range of $0.7 million to $0.8 million. This expectation assumes that the existing forecast of costs to be incurred contemplates all significant actions required and that we will not be obligated to incur significant Year 2000 related costs on behalf of our customers, suppliers and other third parties.

PART II:  OTHER INFORMATION


     Items 1-6:  Not Applicable

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AFFINITY GROUP HOLDING, INC.



                                        /s/  Mark J. Boggess
                                        ---------------------------
Date:  May 7, 1999                      Mark J. Boggess
                                        Senior Vice President
                                        Chief Financial Officer