Form 10-Q
period 1999-06-30
AFFINITY GROUP HOLDING INC
filed 1999-08-06
CIK 1038622

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d) of
                        The Securities Exchange Act of 1934

FOR QUARTER ENDED:                                       COMMISSION FILE NUMBER
June 30, 1999                                                  333-26389
        _______________________________________________________________

                         AFFINITY GROUP HOLDING, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                59-2922099
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

64 Inverness Drive East                               (303) 792-7284
Englewood, CO  80112                              (Registrant's telephone
(Address of principal executive offices)        number, including area code)

        _______________________________________________________________


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

                             YES  X   NO
                                 ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      OUTSTANDING AS OF
CLASS                                                  AUGUST 5, 1999
-----                                                  --------------
Common Stock, $.01 par value                                  100


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                       None

                   AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                     PAGE
                                                                     ----
PART I.  Financial Information


         ITEM 1: FINANCIAL STATEMENTS

                 Consolidated Balance Sheets                           1
                 As of June 30, 1999 and December 31, 1998

                 Consolidated Statements of Operations                 2
                 For the three months ended June 30, 1999 and 1998

                 Consolidated Statements of Operations                 3
                 For the six months ended June 30, 1999 and 1998

                 Consolidated Statements of Cash Flows                 4
                 For the six months ended June 30, 1999 and 1998

                 Notes to Consolidated Financial Statements            5


         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF              9
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. Other Information                                            19


SIGNATURES                                                            20


                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1999 AND DECEMBER 31, 1998
                               (In Thousands)
                                (Unaudited)


                                                                  6/30/99           12/31/98
                                                                -----------       -----------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                    $  6,071          $  2,863
    Accounts receivable, less allowance for doubtful accounts      22,509            24,248
    Inventories                                                    40,573            32,972
    Prepaid expenses and other assets                              11,600             8,939
                                                                -----------       -----------
      Total current assets                                         80,753            69,022

  PROPERTY AND EQUIPMENT                                           70,249            69,417
  NOTE FROM AFFILIATE                                               3,220             3,100
  INTANGIBLE ASSETS                                               192,933           196,917
  DEFERRED TAX ASSET                                                6,103             7,842
  OTHER ASSETS                                                      4,128             3,255
 NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                  192,330           146,616
                                                                -----------       -----------
                                                                 $549,716          $496,169
                                                                -----------       -----------
                                                                -----------       -----------

LIABILITIES AND STOCKHOLDER'S DEFICIT
  CURRENT LIABILITIES:
    Accounts payable                                             $ 29,052          $ 19,893
    Accrued interest                                                4,456             4,995
    Accrued taxes                                                     513               332
    Accrued liabilities                                            22,059            22,750
    Deferred revenues                                              58,756            53,395
    Deferred tax liability                                          1,964             1,964
    Current portion of long-term debt                               7,870             7,804
    Net current liabilities of discontinued operations            174,707           129,596
                                                                -----------       -----------
      Total current liabilities                                   299,377           240,729

  DEFERRED REVENUES                                                34,900            35,276
  LONG-TERM DEBT                                                  290,895           297,663
  OTHER LONG-TERM LIABILITIES                                       3,625             3,447
  COMMITMENTS AND CONTINGENCIES                                        --                --
                                                                -----------       -----------
                                                                  628,437           577,115
                                                                -----------       -----------

  STOCKHOLDER'S DEFICIT:
    Common stock, $.01 par value, 1,000 shares authorized,
      100 shares issued and outstanding                                 1                 1
    Additional paid-in capital                                     12,021            12,021
    Accumulated deficit                                           (90,743)          (92,968)
                                                                -----------       -----------
      Total stockholder's deficit                                 (78,721)          (80,946)
                                                                -----------       -----------
                                                                 $549,716          $496,169
                                                                -----------       -----------
                                                                -----------       -----------

See notes to consolidated financial statements.

                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                  (Unaudited)



                                                             THREE MONTHS ENDED
                                                            ---------------------
                                                             6/30/99      6/30/98
                                                            ---------    --------
REVENUES:
  Membership services                                       $ 30,181     $31,332
  Publications                                                10,640      11,576
  Merchandise                                                 61,237      55,269
                                                           -----------  ----------
                                                             102,058      98,177

COSTS APPLICABLE TO REVENUES:
  Membership services                                         18,047      18,237
  Publications                                                 7,302       8,736
  Merchandise                                                 39,876      36,729
                                                           -----------  ----------
                                                              65,225      63,702

GROSS PROFIT                                                  36,833      34,475

OPERATING EXPENSES:
  Selling, general and administrative                         20,948      18,653
  Depreciation and amortization                                4,059       3,633
                                                           -----------  ----------
                                                              25,007      22,286
                                                           -----------  ----------

INCOME FROM OPERATIONS                                        11,826      12,189

NON-OPERATING ITEMS:
  Interest expense, net                                       (7,180)     (7,967)
  Other non-operating income, net                                 56          47
                                                           -----------  ----------
                                                              (7,124)     (7,920)
                                                           -----------  ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                          4,702       4,269

INCOME TAX EXPENSE                                            (2,672)     (2,180)
                                                           -----------  ----------

INCOME FROM CONTINUING OPERATIONS                              2,030       2,089

DISCONTINUED OPERATIONS:
  Gain (loss) from discontinued operations, net of
    applicable income tax expense of $129 in 1999
    and an income tax benefit of $183 in 1998                    681        (298)
                                                           -----------  ----------
NET INCOME                                                  $  2,711     $ 1,791


See notes to consolidated financial statements.

                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                  (Unaudited)


                                                               SIX MONTHS ENDED
                                                            ---------------------
                                                             6/30/99      6/30/98
                                                            ---------    --------
REVENUES:
  Membership services                                       $ 58,807     $ 58,831
  Publications                                                23,631       24,175
  Merchandise                                                104,336       93,094
                                                           -----------  ----------
                                                             186,774      176,100

COSTS APPLICABLE TO REVENUES:
  Membership services                                         35,473       34,216
  Publications                                                17,165       19,060
  Merchandise                                                 68,578       62,336
                                                           -----------  ----------
                                                             121,216      115,612

GROSS PROFIT                                                  65,558       60,488

OPERATING EXPENSES:
  Selling, general and administrative                         39,825       36,539
  Depreciation and amortization                                7,999        7,225
                                                           -----------  ----------
                                                              47,824       43,764
                                                           -----------  ----------

INCOME FROM OPERATIONS                                        17,734       16,724

NON-OPERATING ITEMS:
  Interest expense, net                                      (14,480)     (15,917)
  Other non-operating income, net                                107          234
                                                           -----------  ----------
                                                             (14,373)     (15,683)
                                                           -----------  ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                          3,361        1,041

INCOME TAX EXPENSE                                            (1,739)        (397)
                                                           -----------  ----------

INCOME FROM CONTINUING OPERATIONS                              1,622          644

DISCONTINUED OPERATIONS:
  Gain (loss) from discontinued operations, net of
    applicable income tax expense of $369 in 1999
    and an income tax benefit of $424 in 1998                    603         (691)
                                                           -----------  ----------
NET INCOME (LOSS)                                           $  2,225     $    (47)
                                                           -----------  ----------
                                                           -----------  ----------


See notes to consolidated financial statements.

                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)


                                                                   SIX MONTHS ENDED
                                                                6/30/99         6/30/98
                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $  2,225        $    (47)
  Adjustments to reconcile net income (loss) to net cash
    provided by operationg activities:
    Discontinued operations                                        (603)            188
    Deferred tax provision                                        1,739             397
    Depreciation and amortization                                 7,999           7,225
    Provision for losses on accounts receivable                     229             179
    Deferred compensation                                           500               -
    Gain on disposal of property and equipment                       (4)             (1)
    Changes in operating assets and liabilities (net of
      purchased businesses):
      Accounts receivable                                         1,510           2,429
      Inventories                                                (7,601)         (6,951)
      Prepaids and other assets                                  (3,534)            351
      Accounts payable                                            9,159          10,354
      Accrued and other liabilities                              (1,731)         (9,415)
      Deferred revenues                                           4,985           4,553
                                                               --------        --------
        Net cash provided by operating activities                14,873           9,262
                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (4,602)         (6,393)
  Proceeds from sale of property                                     95               -
  Net changes in intangible assets                                 (336)            (27)
  Net changes in loans receivable                                  (120)              -
                                                               --------        --------
        Net cash used in investing activities                    (4,963)         (6,420)
                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long-term debt                                   40,475          30,348
  Principal payments of long-term debt                          (47,177)        (32,019)
                                                               --------        --------
        Net cash used in financing activities                    (6,702)         (1,671)
                                                               --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         3,208           1,171

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  2,863           4,026
                                                               --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  6,071        $  5,197
                                                               --------        --------
                                                               --------        --------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                       15,244          16,647
  Income Taxes                                                      451           5,158


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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company currently has no items related SFAS 133 other than the income/loss related to the interest floor and cap transaction agreement. This SFAS will be implemented January 1, 2001. The adoption by the Company of SFAS 133 is not expected to have a material effect on its results of operations or on its financial position.

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

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):


                                           Membership
                                            Services       Publications       Retail     Consolidated
                                           ----------------------------------------------------------
QUARTER ENDED JUNE 30, 1999
  Revenue from external customers            $30,181         $10,640        $ 61,237       $102,058
  Segment operating profit                    10,080           2,754           7,590         20,424

QUARTER ENDED JUNE 30, 1998
  Revenues from external customers           $31,332         $11,576        $ 55,269       $ 98,177
  Segment operating profit                    11,386           2,318           6,460         20,164



                                           Membership
                                            Services       Publications       Retail     Consolidated
                                           ----------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1999
  Revenues from external customers           $58,807         $23,631        $104,336       $186,774
  Segment operating profit                    19,557           5,005           9,881         34,443

SIX MONTHS ENDED JUNE 30, 1998
  Revenues from external customers           $58,831         $24,175        $ 93,094       $176,100
  Segment operating profit                    21,202           3,833           7,579         32,614


(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (CONTINUED)

The following is a summary of the reportable segment reconciliations to the Company's consolidated financial statements for the three and six months ended June 30, 1999 and 1998 (in thousands):


                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                          --------------------       ------------------
                                          6/30/99      6/30/98       6/30/99    6/30/98
                                          -------      -------       -------    -------
INCOME FROM OPERATIONS BEFORE
   DEPRECIATION AND AMORTIZATION
Total profit for reportable segments      $20,424      $20,164       $34,443   $32,614
Unallocated G & A expense                  (4,539)      (4,342)       (8,710)   (8,665)
                                          -------      -------       -------   -------
   Income from operations before
     depreciation and amortization        $15,885      $15,822       $25,733   $23,949
                                          -------      -------       -------   -------
                                          -------      -------       -------   -------

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

The results of operations of AB and AINS have been classified as discontinued operations in the accompanying financial statements. Information relating to the operations of AB and AINS for the six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                               6/30/99      6/30/98
                                               -------     --------
Revenues                                        $8,083     $ 4,883
Costs applicable to revenues                     7,003       5,873
                                                ------     -------
Gross profit (loss)                              1,080        (990)
Operating expenses                                 108         125
                                                ------     -------
Income (loss) from operations                      972      (1,115)
Income tax (expense) benefit                      (369)        424
                                                ------     -------
Income (loss) from discontinued operations      $  603        (691)
                                                ------     -------
                                                ------     -------


The tax expense for the period ended June 30, 1999 differs from the statutory rate due primarily to non-deductible reserves and valuation allowances.

The assets and liabilities of AB are included in the accompanying consolidated balance sheets as of June 30, 1999 and December 31, 1998 as follows (in thousands):


                                          6/30/99       12/31/98
                                         ---------      ---------
Current assets:
    Cash                                 $   2,827      $  23,027
    Investments                              4,189          1,992
    Prepaid expenses and other assets          559            255
                                         ---------      ---------
        Total current assets                 7,575         25,274

Current liabilities:
    Accrued liabilities                        664            638
    Customer deposits                      181,249        154,163
    Accrued taxes                              369             69
                                         ---------      ---------
        Total current liabilities          182,282        154,870
                                         ---------      ---------
    Net current liabilities              $(174,707)     $(129,596)
                                         ---------      ---------
                                         ---------      ---------

Long-term assets:
    Property and equipment               $   2,698      $   2,420
    Loans receivable                       200,500        143,443
    Intangible assets                          (53)           (74)
    Other assets                             1,185            827
                                         ---------      ---------
       Total long-term assets              204,330        146,616

Long-term liabilities:
    Other long-term liabilities             12,000              -
                                         ---------      ---------
    Net long-term assets                 $ 192,330      $ 146,616
                                         ---------      ---------
                                         ---------      ---------

                    AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

                                                              THREE MONTHS ENDED
                                                    -------------------------------------
                                                      6/30/99       6/30/98     Inc/(Dec)
                                                    ----------    -----------  ----------
REVENUES:
  Membership services                                  29.6%         31.9%       (3.7%)
  Publications                                         10.4%         11.8%       (8.1%)
  Merchandise                                          60.0%         56.3%       10.8%
                                                    ----------    -----------  ----------
                                                      100.0%        100.0%        4.0%

COSTS APPLICABLE TO REVENUES:
  Membership services                                  17.7%         18.6%       (1.0%)
  Publications                                          7.2%          8.9%      (16.4%)
  Merchandise                                          39.0%         37.4%        8.6%
                                                    ----------    -----------  ----------
                                                       63.9%         64.9%        2.4%

GROSS PROFIT                                           36.1%         35.1%        6.8%

OPERATING EXPENSES:
  Selling, general and administrative                  20.5%         19.0%       12.3%
  Depreciation and amortization                         4.0%          3.7%       11.7%
                                                    ----------    -----------  ----------
                                                       24.5%         22.7%       12.2%
                                                    ----------    -----------  ----------

INCOME FROM OPERATIONS                                 11.6%         12.4%       (3.0%)

NON-OPERATING ITEMS:
  Interest expense, net                                (7.1%)        (8.1%)      (9.9%)
  Other non-operating income, net                       0.1%            --       19.1%
                                                    ----------    -----------  ----------
                                                       (7.0%)        (8.1%)     (10.1%)
                                                    ----------    -----------  ----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                   4.6%          4.3%       10.1%

INCOME TAX EXPENSE                                     (2.6%)        (2.2%)      22.6%
                                                    ----------    -----------  ----------
                                                        2.0%          2.1%       (2.8%)

INCOME FROM CONTINUING OPERATIONS
DISCONTINUED OPERATIONS:
  Gain (loss) from discontinued operations, net of
    applicable income tax expense (benefit)             0.7%         (0.3%)     328.5%
                                                    ----------    -----------  ----------
NET INCOME                                              2.7%          1.8%       51.4%
                                                    ----------    -----------  ----------
                                                    ----------    -----------  ----------

                    AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

                                                               SIX MONTHS ENDED
                                                    -------------------------------------
                                                      6/30/99       6/30/98     Inc/(Dec)
                                                    ----------    -----------  ----------
REVENUES:
  Membership services                                  31.5%         33.4%          --
  Publications                                         12.7%         13.7%       (2.3%)
  Merchandise                                          55.8%         52.9%       12.1%
                                                    ----------    -----------  ----------
                                                      100.0%        100.0%        6.1%

COSTS APPLICABLE TO REVENUES:
  Membership services                                  19.0%         19.5%        3.7%
  Publications                                          9.2%         10.8%       (9.9%)
  Merchandise                                          36.7%         35.4%       10.0%
                                                    ----------    -----------  ----------
                                                       64.9%         65.7%        4.8%

GROSS PROFIT                                           35.1%         34.3%        8.4%

OPERATING EXPENSES:
  Selling, general and administrative                  21.3%         20.7%        9.0%
  Depreciation and amortization                         4.3%          4.1%       10.7%
                                                    ----------    -----------  ----------
                                                       25.6%         24.8%        9.3%
                                                    ----------    -----------  ----------

INCOME FROM OPERATIONS                                  9.5%          9.5%        6.0%

NON-OPERATING ITEMS:
  Interest expense, net                                (7.8%)        (9.0%)      (9.0%)
  Other non-operating income, net                       0.1%          0.1%      (54.3%)
                                                    ----------    -----------  ----------
                                                       (7.7%)        (8.9%)      (8.4%)
                                                    ----------    -----------  ----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                   1.8%          0.6%      222.9%

INCOME TAX EXPENSE                                     (0.9%)        (0.2%)     338.0%
                                                    ----------    -----------  ----------
                                                        0.9%          0.4%      151.9%

INCOME FROM CONTINUING OPERATIONS
DISCONTINUED OPERATIONS:
  Gain (loss) from discontinued operations, net of
    applicable income tax expense (benefit)             0.3%         (0.4%)     187.3%
                                                    ----------    -----------  ----------
NET INCOME                                              1.2%            --          --
                                                    ----------    -----------  ----------
                                                    ----------    -----------  ----------

                                 RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1999
COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

REVENUES

Revenues of $102.1 million for the second quarter of 1999 increased by approximately $3.9 million or 4.0% from the comparable period in 1998.

Membership services revenues of $30.2 million for the second quarter of 1999 decreased by approximately $1.2 million or 3.7% from the comparable period in 1998. This revenue decrease was largely attributable to a $1.9 million reduction in revenue from the extended vehicle warranty program due to the use of one-year renewable sales contracts in lieu of the multi-year sales contracts used in 1998, and a $0.5 million decrease in fee income generated from the sales of vehicle insurance policies. This decrease was partially offset by a revenue increase of $0.7 million in marketing fee income generated from the sales of health and life insurance policies as a result of a renewed contract with our third party administrator, and $0.5 million in additional member services revenue as a result of increased enrollment in the Good Sam Club and the Camping World President's Club.

Publication revenue of $10.6 million for the second quarter of 1999 decreased by $0.9 million from the comparable period in 1998. This revenue decrease was principally attributable to a reduction in the number of issues published by Ehlert Publishing Group, Inc. ("EPG").

Merchandise revenue of $61.2 million increased $6.0 million or 10.8% over the second quarter of 1998. This increase was attributable to a $4.0 million increase in retail showroom sales, which included $2.0 million from the addition of two new stores and $2.0 million from a 5.6% increase in same store sales over the second quarter of 1998. In addition, mail order sales increased $1.6 million, and installation fees and other supplies and services increased $0.4 million.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $65.2 million for the second quarter of 1999, an increase of $1.5 million or 2.4% over the comparable period in 1998.

Membership services costs and expenses decreased by approximately $0.2 million or 1.0% to $18.0 million in the second quarter of 1999 compared to $18.2 million in 1998. This decrease was due to a $1.0 million expense decrease associated with reduced extended warranty policies sold, partially offset by $0.4 million increase in marketing and administration costs as a result of the contract renewal with our third party administrator, and a $0.4 million increase in marketing and club magazine production costs associated with the Good Sam Club.

Publication costs and expenses of $7.3 million for the second quarter of 1999 decreased approximately $1.4 million or 16.4% compared to the second quarter of 1998. This decrease was primarily due to fewer magazine issues published by EPG in the second quarter versus 1998, and the conversion of ROADS TO ADVENTURE from a quarterly publication in 1998 to an annual publication in 1999.

Merchandise costs applicable to revenues of $39.9 million increased $3.1 million from the second quarter of 1998 primarily attributable to the 10.8% increase in merchandise sales. The gross profit margin increased by $2.8 million from 33.5% in the second quarter of 1998 to 34.9% for the same period in 1999.

OPERATING EXPENSES

Selling, general and administrative expenses of $20.9 million for the second quarter of 1999 were $2.3 million over the second quarter of 1998. This increase was primarily due to a $1.8 million increase related to the addition of two new Camping World stores and variable labor increases associated with increased retail sales, $0.3 million in increased deferred executive compensation and a $0.2 million increase in other expenses. Depreciation and amortization expenses of $4.1 million were $0.4 million over the second quarter of 1998. This variance was principally due to the depreciation of the assets associated with the new retail stores, merchandising and distribution system, and the acquisition of the corporate facility in the fourth quarter of 1998.

INCOME FROM OPERATIONS

Income from operations for the second quarter of 1999 decreased by $0.4 million or 3.0% to $11.8 million compared to $12.2 million for the second quarter of 1998. This decrease was due to increased operating expenses of $2.7 million and a $1.0 million reduction in gross profit from the membership services segment partially offset by increased gross profit from the merchandise segment of $2.8 million, and increased gross profit from the publications segment of $0.5 million.

NON-OPERATING EXPENSES

Non-operating expenses were $7.1 million for the second quarter of 1999, compared to $7.9 million for the same period in 1998. Despite overall higher borrowings in the second quarter of 1999 compared to 1998, interest expense decreased by $0.8 million due to the lower effective interest rate in 1999 as a result of the new AGI Revolving Credit and Term Loan Facility.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Income from continuing operations before income taxes in the second quarter of 1999 was approximately $4.7 million compared to $4.3 million for the second quarter of 1998. This $0.4 million increase from the prior period was principally due to the lower net non-operating expenses, principally interest expense, partially offset by the decrease in income from operations reflected above.

INCOME TAX EXPENSE

In the second quarter of 1999, the Company recognized a $2.7 million tax expense compared to $2.2 million in the second quarter of 1998.

DISCONTINUED OPERATIONS

As further described in Note 4 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of AB and sold AINS in the fourth quarter of 1998. The income from the discontinued operations was $0.7 million for the second quarter of 1999 compared to a net loss of $0.3 million for the second quarter of 1998.

NET INCOME

The net income in the second quarter of 1999 was $2.7 million compared to $1.8 million for the same period in 1998.


SIX MONTHS ENDED JUNE 30, 1999
COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

REVENUES

Revenues of $186.8 million for the first six months of 1999 increased by approximately $10.7 million or 6.1% from the comparable period in 1998.

Membership services revenues of $58.8 million for the first six months of 1999 remained relatively unchanged from the comparable period in 1998. This was largely attributable to reduced revenue of $1.7 million from the extended vehicle warranty program, offset by $1.2 million in increased marketing fee income generated from the sales of health and life insurance policies as a result of a renewed contract with our third party administrator, and $0.5 million in additional member services revenue primarily consisting of an increase in advertising revenue associated with the club magazines.

Publication revenue of $23.6 million for the first six months of 1999 decreased by $0.5 million from the comparable period in 1998. This revenue decrease was largely attributable to a reduction in the number of issues published by EPG and a reduction of book sales, partially offset by a $0.7 million increase in advertising revenue in the MOTORHOME and TRAILER LIFE magazine titles.

Merchandise revenue of $104.3 million increased $11.2 million or 12.1% over the first six months of 1998. This increase was attributable to a $7.7 million increase in retail showroom sales, which includes a $3.8 million increase related to the addition of two new stores and a $3.9 million or 6.1% increase in same store sales over the first six months of 1998, a $2.6 million increase in mail order sales, and a $0.9 million increase in installation fees and other supplies and services.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $121.2 million for the first six months of 1999, an increase of $5.6 million or 4.8% over the comparable period in 1998.

Membership services costs and expenses increased by approximately $1.3 million or 3.7% to $35.5 million in the first six months of 1999 compared to $34.2 million in 1998. This increase was due to a $1.2 million increase in membership services costs primarily associated with increased marketing of the Good Sam Club and an increased reserve on the anticipated redemption of the Coast to Coast accommodation cards, as well as a $0.6 million increase in marketing and administration costs associated with the renewed health and life benefit contract, partially offset by a $0.7 million expense reduction related to the decline in sales of extended warranty policies.

Publication costs and expenses of $17.2 million for the first six months of 1999 decreased approximately $1.9 million or 9.9% compared to the first six months of 1998. This decrease was primarily due to decreased book and directory expenses, fewer magazine issues published by EPG compared to 1998, and a reduced number of issues of ROAD TO ADVENTURE.

Merchandise costs applicable to revenues of $68.6 increased $6.2 million from the first six months of 1998 primarily attributable to the 12.1% increase in merchandise sales. The gross profit margin increased by $5.0 million from 33.0% in the first six months of 1998 to 34.3% for the same period in 1999.

OPERATING EXPENSES

Selling, general and administrative expenses of $39.8 million for the first six months of 1999 were $3.3 million over the first six months of 1998 primarily related to the addition of two new Camping World stores and variable labor increases associated with increased retail sales.
Depreciation and amortization expenses of $8.0 million were $0.8 million over the first six months of 1998. This variance was principally due to the depreciation of the assets associated with the new retail stores, merchandising and distribution system, and the acquisition of the corporate facility in the fourth quarter of 1998.

INCOME FROM OPERATIONS

Income from operations for the first six months of 1999 increased by $1.0 million or 6.0% to $17.7 million compared to $16.7 million for the first six months of 1998. This increase was due to increased gross profit from the merchandise segment of $5.0 million, increased gross profit from the publications segment of $1.4 million, partially offset by increased operating expenses of $4.1 million and a $1.3 million reduction in gross profit from the membership services segment.

NON-OPERATING EXPENSES

Non-operating expenses were $14.4 million for the first six months of 1999, compared to $15.7 million for the same period in 1998. Despite overall higher borrowings in the first six months of 1999 compared to 1998, interest expense decreased by $1.4 million due to the lower effective interest rate in 1999 as a result of the new AGI Revolving Credit and Term Loan Facility.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Income from continuing operations before income taxes in the first six months of 1999 was $3.4 million compared to $1.0 million for the first six months of 1998. This improvement from the prior period was principally due to the increase in income from operations reflected above, combined with lower net non-operating expenses, principally interest expense.

INCOME TAX EXPENSE

In the first six months of 1999, the Company recognized a $1.7 million tax expense compared to $0.4 million tax expense in the first six months of 1998.

DISCONTINUED OPERATIONS

As further described in Note 4 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of AB and sold AINS in the fourth quarter of 1998. The net income from the discontinued operations was $0.6 million for the first six months of 1999 compared to a net loss of $0.7 million for the first six months of 1998.

NET INCOME (LOSS)

The net income in the first six months of 1999 was $2.2 million compared to a net loss of $47,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose only assets are the capital stock of AGI and AB. AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI. The operations of AB have been classified as discontinued in the accompanying financial statement.

The Company has two primary debt obligations. On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 ("AGHI Senior Notes"). On November 13, 1998, AGI entered into a $200.0 million five-year revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans aggregating $130.0 million (initially reducing in quarterly principal installments of $1.65 million) and a revolving credit facility of $70.0 million of which the outstanding balance will be due and payable at the conclusion of the credit arrangement. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of June 30, 1999, the average interest rates on the term loans and revolving credit facility were 8.10% and 7.72%, respectively, and permitted borrowings under the undrawn revolving line were $40.85 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three month LIBOR index. The floating rate is adjusted quarterly and was 4.995% at June 30, 1999. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the base rate over 6% on $75.0 million of the floating rate term loans noted above.

The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and payment of certain other AGHI obligations. Such distributions are subject to AGI's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. Further, AGI is permitted to make dividends to AGHI subject to certain limitations and covenants as defined in the agreement.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued and the AGI Revolving Credit and Term Loan Facility each contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. The Company was in compliance with all debt covenants at June 30, 1999.

During the first six months of 1999, payments under the terms of several phantom stock agreements totaled $0.9 million. Additional phantom stock payments of $0.3 million are scheduled to be made over the remainder of 1999.

Capital expenditures for the first six months of 1999 totaled $4.6 million compared to capital expenditures of $6.4 million for the first six months of 1998. Capital expenditures are anticipated to be approximately $8.3 million for 1999, primarily for the addition of two Camping World supercenters, and continued enhancements to membership marketing databases, inbound and outbound tele-communications, and computer software and hardware, some of which relate to the Year 2000 compliance.

During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of AB, subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximates market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The assets of AB are subject to regulatory restrictions on dividends or other distributions to AGHI and are unavailable to reduce Company debt. In addition, AB, although required to be consolidated with the Company, is recognized as "unrestricted" or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to satisfy the Company's operating cash needs, debt obligations and capital requirements of its existing operations during the next twelve months.

YEAR 2000 DATE CONVERSION

Many of the Company's computerized systems could be affected by the Year 2000 issue, which refers to the inability of such systems to properly process dates beyond December 31, 1999. The Company also has numerous computerized interfaces with third parties and is possibly vulnerable to failure by such third parties if they do not adequately address their Year 2000 issues. System failures resulting from these issues could cause significant disruption to the Company's operations and result in a material adverse effect on the Company's business, results of operations, financial condition or liquidity. Management believes that a significant portion of its "mission critical" computer systems are Year 2000 compliant and is continuing to assess the balance of its computer systems as well as equipment and other facilities systems. Management plans to complete its investigation, remediation and contingency planning activities for all critical systems by the end of the third quarter of 1999, although there can be no assurance that it will be completed within this time frame. At this time, management believes that the Company does not have any internal critical Year 2000 issues that it cannot remedy.

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

The Company expects to incur internal staff costs as well as consulting and other expenses in preparing for the Year 2000. Because the Company has replaced or updated a significant portion of its computer systems, both hardware and software, in recent years, the cost to be incurred in addressing the Year 2000 issue are not expected to have a material impact on the Company's business, results of operations, financial condition or liquidity. For the first six months of 1999, these costs have totaled approximately $0.7 million. Expenditures on Year 2000 issues for the total year 1999 are expected to be in the range of $1.3 million to $1.4 million. This expectation assumes that the existing forecast of costs to be incurred contemplates all significant actions required and that the Company will not be obligated to incur significant Year 2000 related costs on behalf of our customers, suppliers and other third parties.

PART II:  OTHER INFORMATION


       Items 1-6:  Not Applicable

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AFFINITY GROUP HOLDING, INC.



                                                /s/ Mark J. Boggess
                                                -----------------------------
Date:  August 5, 1999                           Mark J. Boggess
                                                Senior Vice President
                                                Chief Financial Officer