Form 10-Q
period 1999-09-30
AFFINITY GROUP HOLDING INC
filed 1999-11-12
CIK 1038622

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

FOR QUARTER ENDED:                                      COMMISSION FILE NUMBER
September 30, 1999                                             333-26389

                ------------------------------------------------

                          AFFINITY GROUP HOLDING, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                  59-2922099
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

64 Inverness Drive East                                 (303) 792-7284
Englewood, CO  80112                               (Registrant's telephone
(Address of principal executive offices)          number, including area code)

        -----------------------------------------------------------------


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

                                                    OUTSTANDING AS OF
CLASS                                               NOVEMBER 8, 1999
-----                                               -----------------
Common Stock,  $.01 par value                              100

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE
                                                                          ----
PART I.  Financial Information

         ITEM 1: FINANCIAL STATEMENTS

                 Consolidated Balance Sheets                                1
                 As of September 30, 1999 and December 31, 1998

                 Consolidated Statements of Operations                      2
                 For the three months ended September 30, 1999 and 1998

                 Consolidated Statements of Operations                      3
                 For the nine months ended September 30, 1999 and 1998

                 Consolidated Statements of Cash Flows                      4
                 For the nine months ended September 30, 1999 and 1998

                 Notes to Consolidated Financial Statements                 5

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    9
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. Other Information                                                 20

SIGNATURES                                                                 21

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30,1999 AND DECEMBER 31, 1998
                                 (In Thousands)
                                   (Unaudited)


                                                                                               9/30/99             12/31/98
                                                                                           ---------------     ----------------
ASSETS
      CURRENT ASSETS:
           Cash and cash equivalents                                                       $         4,161     $         2,863
           Accounts receivable, less allowance for doubtful accounts                                25,400              24,248
           Inventories                                                                              35,105              32,972
           Prepaid expenses and other assets                                                        14,827               8,939
                                                                                           ---------------     ----------------
               Total current assets                                                                 79,493              69,022

      PROPERTY AND EQUIPMENT                                                                        72,266              69,417
      NOTE FROM AFFILIATE                                                                            3,280               3,100
      INVESTMENT IN AFFILIATE                                                                       18,631                   -
      INTANGIBLE ASSETS                                                                            190,851             196,917
      DEFERRED TAX ASSET                                                                             5,208               7,842
      OTHER ASSETS                                                                                   4,544               3,255
      NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                                    -             146,616
                                                                                           ---------------     ----------------
                                                                                           $       374,273     $       496,169
                                                                                           ---------------     ----------------
                                                                                           ---------------     ----------------
LIABILITIES AND STOCKHOLDER'S DEFICIT
      CURRENT LIABILITIES:
           Accounts payable                                                                $        19,276     $        19,893
           Accrued interest                                                                          8,193               4,995
           Accrued taxes                                                                             3,000                 332
           Accrued liabilities                                                                      22,796              22,750
           Deferred revenues                                                                        64,353              53,395
           Deferred tax liability                                                                    1,964               1,964
           Current portion of long-term debt                                                         8,379               7,804
           Net current liabilities of discontinued operations                                            -             129,596
                                                                                           ---------------     ----------------
               Total current liabilities                                                           127,961             240,729

      DEFERRED REVENUES                                                                             33,695              35,276
      LONG-TERM DEBT                                                                               286,516             297,663
      OTHER LONG-TERM LIABILITIES                                                                    3,265               3,447
      COMMITMENTS AND CONTINGENCIES                                                                      -                   -
                                                                                           ---------------     ----------------
                                                                                                   451,437             577,115
                                                                                           ---------------     ----------------
      STOCKHOLDER'S DEFICIT:
           Common stock, $.01 par value, 1,000 shares authorized,
               100 shares issued and outstanding                                                         1                   1
           Additional paid-in capital                                                               12,021              12,021
           Accumulated deficit                                                                     (89,186)            (92,968)
                                                                                           ---------------     ----------------
               Total stockholder's deficit                                                         (77,164)            (80,946)
                                                                                           ---------------     ----------------
                                                                                           $       374,273     $       496,169
                                                                                           ---------------     ----------------
                                                                                           ---------------     ----------------

See notes to consolidated financial statements.

                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATMENTS OF OPERATIONS
                                 (In Thousands)
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                   -----------------------------
                                                       9/30/99        9/30/98
                                                   -------------- --------------
REVENUES
   Membership services                              $    30,702    $    31,294
   Publications                                          12,083         10,090
   Merchandise                                           57,103         53,119
                                                   -------------- --------------
                                                         99,888         94,503

COSTS APPLICABLE TO REVENUES:
   Membership services                                   19,844         19,523
   Publications                                           8,134          7,629
   Merchandise                                           38,106         36,070
                                                   -------------- --------------
                                                         66,084         63,222

GROSS PROFIT                                             33,804         31,281

OPERATING EXPENSES:
   Selling, general and administrative                   20,196         18,543
   Depreciation and amortization                          4,014          3,697
                                                   -------------- --------------
                                                         24,210         22,240
                                                   -------------- --------------

INCOME FROM OPERATIONS                                    9,594          9,041

NON-OPERATING ITEMS:
   Interest expense, net                                 (7,187)        (8,018)
   Other non-operating items, net                          (387)            56
                                                   -------------- --------------
                                                         (7,574)        (7,962)
                                                   -------------- --------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                    2,020          1,079

INCOME TAX EXPENSE                                       (1,314)          (400)
                                                   -------------- --------------

INCOME FROM CONTINUING OPERATIONS                           706            679

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations, net
     of applicable income tax expense of $255 in
     1999 and an income tax benefit of $205 in 1998         415           (336)
   Gain on disposal, net of applicable income tax
     expense of $267                                        436              -
                                                   -------------- --------------
NET INCOME                                          $     1,557    $       343
                                                   -------------- --------------
                                                   -------------- --------------

See notes to consolidated financial statements.

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                       9/30/99        9/30/98
                                                   -------------- --------------
REVENUES:
   Membership services                              $    89,509    $    90,125
   Publications                                          35,714         34,265
   Merchandise                                          161,439        146,213
                                                   -------------- --------------
                                                        286,662        270,603

COSTS APPLICABLE TO REVENUES:
   Membership services                                   55,317         53,739
   Publications                                          25,299         26,689
   Merchandise                                          106,684         98,406
                                                   -------------- --------------
                                                        187,300        178,834

GROSS PROFIT                                             99,362         91,769

OPERATING EXPENSES:
   Selling, general and administrative                   60,021         55,082
   Depreciation and amortization                         12,013         10,922
                                                   -------------- --------------
                                                         72,034         66,004
                                                   -------------- --------------

INCOME FROM OPERATIONS                                   27,328         25,765

NON-OPERATING ITEMS:
   Interest expense, net                                (21,667)       (23,935)
   Other non-operating items, net                          (280)           290
                                                   -------------- --------------
                                                        (21,947)       (23,645)
                                                   -------------- --------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                    5,381          2,120

INCOME TAX EXPENSE                                       (3,053)          (797)
                                                   -------------- --------------

INCOME FROM CONTINUING OPERATIONS                         2,328          1,323

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations, net
      of applicable income tax expense of $624 in
      1999 and an income tax benefit of $629 in
      1998                                                1,018         (1,027)
   Gain on disposal, net of applicable income tax
      expense of $267                                       436              -
                                                   -------------- --------------

NET INCOME                                          $     3,782    $       296
                                                   -------------- --------------
                                                   -------------- --------------

See notes to consolidated financial statements.

                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                     9/30/99     9/30/98
                                                                  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $    3,782   $      296
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Discontinued operations                                          (1,454)         466
      Deferred tax provision                                            2,634          796
      Depreciation and amortization                                    12,013       11,060
      Provision for losses on accounts receivable                         428          517
      Deferred compensation                                               850         (325)
      Gain on disposal of property and equipment                           (4)          (6)
      Changes in operating assets and liabilities (net of
         purchased businesses):
         Accounts receivable                                           (1,580)       2,273
         Inventories                                                   (2,133)      (1,702)
         Prepaids and other assets                                     (7,177)      (1,817)
         Accounts payable                                                (617)      (2,355)
         Accrued and other liabilities                                  4,723         (385)
         Deferred revenues                                              9,377        8,884
                                                                  ------------ ------------
            Net cash provided by operating activities                  20,842       17,702
                                                                  ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (8,491)      (8,477)
   Proceeds from sale of property                                          95           45
   Net changes in intangible assets                                      (396)         (49)
   Net changes in loans receivable                                       (180)           -
                                                                  ------------ ------------
            Net cash used in investing activities                      (8,972)      (8,481)
                                                                  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on long-term debt                                        58,580       37,848
   Principal payments of long-term debt                               (69,152)     (45,564)
                                                                  ------------ ------------
            Net cash used in financing activities                     (10,572)      (7,716)
                                                                  ------------ ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,298        1,505

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        2,863        4,026
                                                                  ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    4,161   $    5,531
                                                                  ------------ ------------
                                                                  ------------ ------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                            18,780       17,325
   Income Taxes                                                           823        5,172

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (CONTINUED)

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


                                     Membership
                                      Services Publications Retail  Consolidated
                                     -------------------------------------------
FOR THE QUARTER ENDED:
September 30, 1999
   Revenues from external customers   $ 30,702  $ 12,083  $ 57,103  $ 99,888
   Segment operating profit              8,643     3,405     6,349    18,397

September 30, 1998
   Revenues from external customers   $ 31,294  $ 10,090  $ 53,119  $ 94,503
   Segment operating profit              9,643     1,880     5,665    17,188


                                     Membership
                                      Services Publications Retail  Consolidated
                                     -------------------------------------------
FOR THE NINE MONTHS ENDED:
September 30, 1999
   Revenues from external customers   $ 89,509  $ 35,714  $161,439  $286,662
   Segment operating profit             28,200     8,410    16,230    52,840

September 30, 1998
   Revenues from external customers   $ 90,125  $ 34,265  $146,213  $270,603
   Segment operating profit             30,845     5,713    13,244    49,802

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (CONTINUED)

The following is a summary of the reportable segment reconciliations to the Company's consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                          ----------------------   ------------------------
                                            9/30/99     9/30/98       9/30/99     9/30/98
                                          ----------- -----------  ------------ -----------
INCOME FROM OPERATIONS BEFORE
   DEPRECIATION AND AMORTIZATION
Total profit for reportable segments       $  18,397   $   17,188   $   52,840   $  49,802
Unallocated G & A expense                     (4,789)      (4,450)     (13,499)    (13,115)
                                          ----------- -----------  ------------ -----------
   Income from operations before
      depreciation and amortization        $  13,608   $   12,738   $   39,341   $  36,687
                                          ----------- -----------  ------------ -----------
                                          ----------- -----------  ------------ -----------

(4) DISCONTINUED OPERATIONS

On December 31, 1998, the Company sold Affinity Insurance Group, Inc. ("AINS") to a related party in exchange for a promissory note in the amount of $3.1 million. In connection with the sale, the Company recorded a loss of $87,000, net of a related income tax benefit of $33,000.

During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of Affinity Bank ("AB"), subject to regulatory approval, to Affinity Bank Holdings LLC ("ABH"), an affiliate of the Company, at its net book value of $17,100,000, which in the opinion of management then approximated market value. The Company received regulatory approval and subsequently closed the transaction effective September 30, 1999. In consideration for the stock of AB, the Company received 17,100 shares of Series A Preferred stock of the purchaser, ABH, having a value of $17,100,000. This preferred stock bears cumulative and compounding interest at 11% per annum and has a liquidation preference over common holders of interests in ABH. The $1,531,000 of preferred interest earned since the agreement date was recognized and included in the gain on disposal. The Company recorded a gain on disposal of $436,000, net of a related income tax benefit of $267,000 in connection with the sale.

The results of operations of AB and AINS have been classified as discontinued operations in the accompanying financial statements. Information relating to the operations of AB and AINS for the nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                                                 9/30/99          9/30/98
                                               ------------    ------------

   Revenues                                     $   12,772      $    8,114
   Costs applicable to revenues                     10,955           9,599
                                               ------------    ------------
   Gross profit (loss)                               1,817          (1,485)
   Operating expenses                                  175             171
                                               ------------    ------------
   Income (loss) from operations                     1,642          (1,656)
   Income tax (expense) benefit                       (624)            629
   Gain on disposal, net of taxes                      436               -
                                               ------------    ------------
   Income (loss) from discontinued operations   $    1,454      $   (1,027)
                                               ------------    ------------
                                               ------------    ------------

The assets and liabilities of AB are included in the accompanying consolidated balance sheet as of December 31, 1998 as follows (in thousands):


                                                    12/31/98
                                                  ------------
      Current assets:
          Cash                                     $   23,027
          Investments                                   1,992
          Prepaid expenses and other assets               255
                                                  ------------
               Total current assets                    25,274

      Current liabilities:
          Accrued liabilities                             638
          Customer deposits                           154,163
          Accrued taxes                                    69
                                                  ------------
               Total current liabilities              154,870
                                                  ------------
          Net current liabilities                  $ (129,596)
                                                  ------------
                                                  ------------

      Long-term assets:
          Property and equipment                   $    2,420
          Loans receivable                            143,443
          Intangible and other assets                     753
                                                  ------------
          Net long-term assets                        146,616
                                                  ------------
                                                  ------------

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

                                                                      THREE MONTHS ENDED
                                                             -------------------------------------
                                                               9/30/99     9/30/98     Inc/(Dec)
                                                             ----------- ----------- -------------
REVENUES:
   Membership services                                          30.7%       33.1%        (1.9%)
   Publications                                                 12.1%       10.7%        19.8%
   Merchandise                                                  57.2%       56.2%         7.5%
                                                             ----------- ----------- -------------
                                                               100.0%      100.0%         5.7%

COSTS APPLICABLE TO REVENUES:
   Membership services                                          19.9%       20.6%         1.6%
   Publications                                                  8.1%        8.1%         6.6%
   Merchandise                                                  38.2%       38.2%         5.6%
                                                             ----------- ----------- -------------
                                                                66.2%       66.9%         4.5%

GROSS PROFIT                                                    33.8%       33.1%         8.1%

OPERATING EXPENSES:
   Selling, general and administrative                          20.2%       19.6%         8.9%
   Depreciation and amortization                                 4.0%        3.9%         8.6%
                                                             ----------- ----------- -------------
                                                                24.2%       23.5%         8.9%
                                                             ----------- ----------- -------------

INCOME FROM OPERATIONS                                           9.6%        9.6%         6.1%

NON-OPERATING ITEMS:
   Interest expense, net                                        (7.2%)      (8.6%)      (10.4%)
   Other non-operating items, net                               (0.4%)       0.1%      (791.1%)
                                                             ----------- ----------- -------------
                                                                (7.6%)      (8.5%)       (4.9%)
                                                             ----------- ----------- -------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                           2.0%        1.1%        87.2%

INCOME TAX EXPENSE                                              (1.3%)      (0.4%)      228.5%
                                                             ----------- ----------- -------------

INCOME FROM CONTINUING OPERATIONS                                0.7%        0.7%         4.0%

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations, net of
     applicable income tax expense (benefit)                     0.4%       (0.3%)      223.5%
   Gain on disposal, net of applicable income tax
     expense                                                     0.5%          --           --
                                                             ----------- ----------- -------------

NET INCOME                                                       1.6%        0.4%       353.9%
                                                             ----------- ----------- -------------
                                                             ----------- ----------- -------------

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

                                                                       NINE MONTHS ENDED
                                                             -------------------------------------
                                                               9/30/99     9/30/98     Inc/(Dec)
                                                             ----------- ----------- -------------
REVENUES:
   Membership services                                          31.2%       33.3%        (0.7%)
   Publications                                                 12.5%       12.7%         4.2%
   Merchandise                                                  56.3%       54.0%        10.4%
                                                             ----------- ----------- -------------
                                                               100.0%      100.0%         5.9%

COSTS APPLICABLE TO REVENUES:
   Membership services                                          19.3%       19.8%         2.9%
   Publications                                                  8.8%        9.9%        (5.2%)
   Merchandise                                                  37.2%       36.4%         8.4%
                                                             ----------- ----------- -------------
                                                                65.3%       66.1%         4.7%

GROSS PROFIT                                                    34.7%       33.9%         8.3%

OPERATING EXPENSES:
   Selling, general and administrative                          21.0%       20.4%         9.0%
   Depreciation and amortization                                 4.2%        4.0%        10.0%
                                                             ----------- ----------- -------------
                                                                25.2%       24.4%         9.1%
                                                             ----------- ----------- -------------

INCOME FROM OPERATIONS                                           9.5%        9.5%         6.1%

NON-OPERATING ITEMS:
   Interest expense, net                                        (7.5%)      (8.8%)       (9.5%)
   Other non-operating items, net                               (0.1%)       0.1%      (196.6%)
                                                             ----------- ----------- -------------
                                                                (7.6%)      (8.7%)       (7.2%)
                                                             ----------- ----------- -------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                           1.9%        0.8%       153.8%

INCOME TAX EXPENSE                                              (1.1%)      (0.3%)      283.1%
                                                             ----------- ----------- -------------

INCOME FROM CONTINUING OPERATIONS                                0.8%        0.5%        76.0%

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations, net of
     applicable income tax expense (benefit)                     0.4%       (0.4%)      199.1%
   Gain on disposal, net of applicable income tax
     expense                                                     0.1%          --           --
                                                             ----------- ----------- -------------

NET INCOME                                                       1.3%        0.1%      1177.7%
                                                             ----------- ----------- -------------
                                                             ----------- ----------- -------------

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

Revenues of $99.9 million for the third quarter of 1999 increased by approximately $5.4 million or 5.7% from the comparable period in 1998.

Membership services revenue of $30.7 million for the third quarter of 1999 decreased by approximately $0.6 million or 1.9% from the comparable period in 1998. This revenue decrease was largely attributable to a $1.9 million reduction in revenue from the extended vehicle warranty program. Our underwriting partner eliminated multi-year contracts thus limiting sales to annual renewable contracts. This decline was partially offset by revenue increases of $0.6 million in marketing fee income generated from the sales of health and life insurance policies as a result of a renewed contract with the third party administrator, $0.4 million from member events and $0.3 million in royalty fee income associated with the credit card program.

Publication revenue of $12.1 million for the third quarter of 1999 increased by $2.0 million, or 19.8%, from the comparable period in 1998. This increase was principally due to a $0.9 million increase in revenue from the timing of issues published by Ehlert Publishing Group, Inc. ("EPG"), a $0.6 million increase in book sales as a result of increased promotions and a $0.5 million increase in advertising revenue associated with the RV-related publications.

Merchandise revenue of $57.1 million increased $4.0 million or 7.5% over the third quarter of 1998. This increase was attributable to a $2.9 million increase in retail showroom sales, which included $0.7 million from the addition of two new stores and $2.2 million from a 5.6% increase in same store sales over the third quarter of 1998. In addition, mail order sales increased $0.8 million, and installation fees and other supplies and services increased $0.3 million.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $66.1 million for the third quarter of 1999, an increase of $2.9 million or 4.5% over the comparable period in 1998.

Membership services costs and expenses increased by approximately $0.3 million or 1.6% to $19.8 million in the third quarter of 1999 compared to $19.5 million in 1998. This increase was due to a $0.6 million increase in marketing and club magazine production costs primarily associated with the Good Sam

Club and a $0.4 million increase in marketing and administration costs as a result of the contract renewal with the health and life insurance third party administrator, partially offset by a $0.7 million decrease in expenses associated with the decline in extended vehicle warranty policies sold.

Publication costs and expenses of $8.1 million for the third quarter of 1999 increased approximately $0.5 million or 6.6% compared to the third quarter of 1998. This increase was primarily due to increased book promotions versus 1998 and increased costs associated with the timing of issues published by EPG, partially offset by reduced costs associated with conversion of ROADS TO ADVENTURE from a quarterly publication in 1998 to an annual publication in 1999.

Merchandise costs applicable to revenues of $38.1 million increased $2.0 million from the third quarter of 1998 primarily attributable to the 7.5% increase in merchandise sales. The gross profit margin increased by $1.9 million from 32.1% in the third quarter of 1998 to 33.3% for the same period in 1999.

OPERATING EXPENSES

Selling, general and administrative expenses of $20.2 million for the third quarter of 1999 were $1.7 million, or 8.9%, over the third quarter of 1998. This increase was primarily due to a $1.3 million increase related to the addition of two new Camping World stores in the second half of 1998 and variable labor increases associated with increased retail sales, $0.7 million in increased deferred executive compensation, partially offset by a $0.3 million decrease in other expenses. Depreciation and amortization expense of $4.0 million was $0.3 million over the third quarter of 1998. This variance was principally due to the depreciation of the assets associated with the new retail stores, merchandising and distribution system, and the acquisition of the corporate facility in the fourth quarter of 1998.

INCOME FROM OPERATIONS

Income from operations for the third quarter of 1999 increased by $0.6 million or 6.1% to $9.6 million compared to $9.0 million for the third quarter of 1998. This increase was due to a $1.9 million increase in gross profit from merchandise segment and a $1.5 million increase in gross profit from the publications segment, partially offset by increased operating expenses of $1.9 million and reduced gross profit from the membership services segment of $0.9 million.

NON-OPERATING EXPENSES

Non-operating expenses were $7.6 million for the third quarter of 1999, compared to $8.0 million for the same period in 1998. This $0.4 million favorable variance is principally due to the lower interest expense incurred as a result of lower effective interest rates in 1999 as a result of the new AGI Revolving Credit and Term Loan Facility which commenced during the fourth quarter of 1998.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Income from continuing operations before income taxes in the third quarter of 1999 was approximately $2.0 million compared to $1.1 million for the third quarter of 1998. This $0.9 million increase from the prior period was principally due to the lower net non-operating expenses, principally interest expense, and the increase in income from operations noted above.

INCOME TAX EXPENSE

In the third quarter of 1999, the Company recognized a $1.3 million tax expense compared to $0.4 million tax expense in the third quarter of 1998.

DISCONTINUED OPERATIONS

As further described in Note 4 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of AB and sold AINS in the fourth quarter of 1998. Income from discontinued operations was $0.4 million for the third quarter of 1999 compared to a net loss of $0.3 million for the third quarter of 1998. Further, the Company recorded a $0.4 million gain on the disposal of AB in 1999.

NET INCOME

The net income in the third quarter of 1999 was $1.6 million compared to a net income of $0.3 million for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

Revenues of $286.7 million for the first nine months of 1999 increased by approximately $16.1 million or 5.9% from the comparable period in 1998.

Membership services revenue of $89.5 million for the first nine months of 1999 decreased by approximately $0.6 million from the comparable period in 1998. This was largely attributable to reduced revenue of $3.7 million from the extended vehicle warranty program, partially offset by $1.7 million in increased marketing fee income generated from the sales of health and life insurance policies as a result of a renewed contract with the third party administrator, $0.7 million in increased advertising revenue associated with the club magazines, and a $0.7 million in additional Good Sam emergency road service revenue as a result of increased enrollment.

Publication revenue of $35.7 million for the first nine months of 1999 increased by $1.4 million, or 4.2%, from the comparable period in 1998. This revenue increase was largely attributable to an increase in advertising revenue in RV-related magazines and an increase from the timing of issues published by EPG.

Merchandise revenue of $161.4 million increased $15.2 million or 10.4% over the first nine months of 1998. This increase was attributable to a $10.6 million increase in retail showroom sales, which includes a $4.8 million increase related to the addition of two new stores and a $5.8 million or 5.7% increase in same store sales over the first nine months of 1998, a $3.4 million increase in mail order sales, and a $1.2 million increase in installation fees and other supplies and services.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $187.3 million for the first nine months of 1999, an increase of $8.5 million or 4.7% over the comparable period in 1998.

Membership services costs and expenses increased by approximately $1.6 million or 2.9% to $55.3 million in the first nine months of 1999 compared to $53.7 million in 1998. This increase was due to a $1.8 million increase in membership services costs primarily associated with increased marketing of the Good Sam Club and increased sales of the Coast to Coast accommodation cards, as well as $1.1 million due to increased marketing and administration costs as a result of the contract renewal with the health and life insurance third party administrator, partially offset by a $1.3 million expense reduction associated with the decline in sales of extended warranty policies.

Publication costs and expenses of $25.3 million for the first nine months of 1999 decreased approximately $1.4 million or 5.2% compared to the first nine months of 1998. This decrease was primarily due to a $0.6 million expense reduction attributable to the conversion of ROADS TO ADVENTURE from a quarterly publication in 1998 to an annual publication in 1999, $0.5 million expense reduction from the annual directory publications primarily due to lower marketing and promotion expense, and a $0.3 million decrease in paper and promotion costs for RV-related publications.

Merchandise costs applicable to revenues of $106.7 increased $8.3 million from the first nine months of 1998 primarily attributable to the 10.4% increase in merchandise sales. The gross profit margin increased by $6.9 million from 32.7% in the first nine months of 1998 to 33.9% for the same period in 1999.

OPERATING EXPENSES

Selling, general and administrative expenses of $60.0 million for the first nine months of 1999 were $4.9 million over the first nine months of 1998 primarily related to the addition of two new Camping World stores and variable labor increases associated with increased retail sales. Depreciation and amortization expense of $12.0 million was $1.1 million over the first nine months of 1998. This variance was principally due to the depreciation of the assets associated with the new retail stores, the merchandising and distribution system, and the acquisition of the corporate facility in the fourth quarter of 1998.

INCOME FROM OPERATIONS

Income from operations for the first nine months of 1999 increased by $1.6 million or 6.1% to $27.3 million compared to the comparable period in 1998. This increase was due to increased gross profit from the merchandise segment of $6.9 million, increased gross profit from the publications segment of $2.9 million, partially offset by increased operating expenses of $6.0 million and a $2.2 million reduction in gross profit from the membership services segment.

NON-OPERATING EXPENSES

Non-operating expenses were $21.9 million for the first nine months of 1999, compared to $23.6 million for the same period in 1998. Lower borrowings combined with a lower effective interest rate in 1999 from the new AGI Revolving Credit and Term Loan Facility resulted in lower interest expense for the first nine months of 1999 versus the same period in 1998.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Income from continuing operations before income taxes in the first nine months of 1999 was $5.4 million compared to $2.1 million for the first nine months of 1998. This improvement from the prior period was principally due to the increase in income from operations noted above, combined with lower net non-operating items, principally interest expense.

INCOME TAX EXPENSE

In the first nine months of 1999, the Company recognized a $3.1 million tax expense compared to $0.8 million tax expense in the first nine months of 1998.

DISCONTINUED OPERATIONS

As further described in Note 4 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of AB and sold AINS in the fourth quarter of 1998. Income from the discontinued operations was $1.0 million for the first nine months of 1999 compared to a net loss of $1.0 million for the first nine months of 1998. Further, the Company recorded a $0.4 million gain on the disposal of AB in 1999.

NET INCOME

The net income in the first nine months of 1999 was $3.8 million compared to a net income of $0.3 million for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose only assets are the capital stock of AGI and Affinity Group Thrift Holding Corporation ("AGTHC"). AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI. The operations of AB, AGTHC's sole and wholly-owned subsidiary until September 30, 1999 when the stock of AB was transferred to ABH, have been classified as discontinued in the accompanying financial statements.

The Company has two primary debt obligations. On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 ("AGHI Senior Notes"). On November 13, 1998, AGI entered into a $200.0 million five-year revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans aggregating $130.0 million (initially reducing in quarterly principal installments of $1.65 million) and a revolving credit facility of $70.0 million of which the outstanding balance will be due and payable at the conclusion of the credit arrangement. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of September 30, 1999, the average interest rates on the term loans and revolving credit facility were 8.54% and 8.04%, respectively, and permitted borrowings under the undrawn revolving line were $43.0 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three month LIBOR index. The floating rate is adjusted quarterly and was 5.3125% at September 30, 1999. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the base rate over 6% on $75.0 million of the floating rate term loans noted above.

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

The AGHI indenture pursuant to which the AGHI Senior Notes were issued and the AGI Revolving Credit and Term Loan Facility each contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. The Company was in compliance with all debt covenants at September 30, 1999.

During the first nine months of 1999, payments under the terms of several phantom stock agreements totaled $1.7 million. Additional phantom stock payments of $0.3 million are scheduled to be made during the remainder of 1999.

Capital expenditures for the first nine months of 1999 and 1998 totaled $8.5 million. Capital expenditures are anticipated to be approximately $10.0 million for 1999, primarily for completion of a Camping World supercenter, and continued enhancements to membership marketing databases, inbound and outbound tele-communications, and computer software and hardware, some of which relate to the Year 2000 compliance.

During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of AB, subject to regulatory approval, to ABH, an affiliate of the Company, at its net book value of $17,100,000, which in the opinion of management then approximated market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The Company received regulatory approval to sell AB and subsequently closed the transaction effective September 30, 1999. In consideration for the stock of AB, AGTHC received 17,100 shares of Series A Preferred stock of the purchaser, ABH, having a value of $17,100,000. This preferred stock bears cumulative and compounding interest at 11% per annum and has a liquidation preference over common holders of interests in ABH. In addition, AGTHC, although required to be consolidated with the Company, is recognized as an "unrestricted" or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to satisfy the Company's operating cash needs, debt obligations and capital requirements of its existing operations during the next twelve months.


YEAR 2000 DATE CONVERSION

Many of the Company's computerized systems could be affected by the Year 2000 issue, which refers to the inability of such systems to properly process dates beyond December 31, 1999. The Company also has numerous computerized interfaces with third parties and is possibly vulnerable to failure by such third parties if they do not adequately address their Year 2000 issues. System failures resulting from these issues could cause significant disruption to the Company's operations and result in a material adverse effect on the Company's business, results of operations, financial condition or liquidity. Management believes that a significant portion of its "mission critical" computer systems are Year 2000 compliant and is continuing to assess the balance of its computer systems as well as equipment and other facilities systems. Management plans to complete its investigation, remediation and contingency planning activities for all critical systems within the fourth quarter of 1999, although there can be no assurance that it will be completed within this time frame. At this time, management believes that the Company does not have any internal critical Year 2000 issues that it cannot remedy.

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

The Company expects to incur internal staff costs as well as consulting and other expenses in preparing for the Year 2000. Because the Company has replaced or updated a significant portion of its computer systems, both hardware and software, in recent years, the cost to be incurred in addressing the Year 2000 issue are not expected to have a material impact on the Company's business, results of operations, financial condition or liquidity. For the first nine months of

1999, these costs have totaled approximately $1.1 million. Expenditures on Year 2000 issues for the total year 1999 are expected to be approximately $1.7 million. This expectation assumes that the existing forecast of costs to be incurred contemplates all significant actions required and that the Company will not be obligated to incur significant Year 2000 related costs on behalf of our customers, suppliers and other third parties.

PART II:  OTHER INFORMATION

Items 1-4:  Not Applicable


                                                                       Exhibit
                                                                       -------
Item 5:  Agreement to sell the capital stock of Affinity Bank to       10.39
         Affinity Bank Holdings LLC dated December 7, 1998

         Member Control Agreement of Affinity Bank Holdings LLC        10.40
         dated as of September 30, 1999

         Closing Agreement between Affinity Group Thrift Holding       10.41
         Corp. and Affinity Bank Holdings LLC dated as of Sept-
         ember 30, 1999.

Item 6:  Not Applicable

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AFFINITY GROUP HOLDING, INC.


                                                    /s/ Mark J. Boggess
                                                    ---------------------------
Date:     November 8, 1999                          Mark J. Boggess
                                                    Senior Vice President
                                                    Chief Financial Officer