Form 10-K
period 1999-12-31
AFFINITY GROUP HOLDING INC
filed 2000-03-20
CIK 1038622

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)

              X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ----- SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999 OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ----- SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to

                        Commission File Number 333-26389
        -----------------------------------------------------------------

                          AFFINITY GROUP HOLDING, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 59-2922099
(State of incorporation or organization)   (I.R.S. Employer Identification No.)


          64 Inverness Drive East                   (303) 792-7284
          Englewood, CO  80112                       (Registrant's
                                                    telephone number
 (Address of principal executive offices)          including area code.)
        -----------------------------------------------------------------

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

                                                          OUTSTANDING AS OF
           CLASS                                            MARCH 17, 2000
           -----                                            --------------
Common stock, $.01 par value                                      100

   DOCUMENTS INCORPORATED BY REFERENCE: DOCUMENTS REFERENCED ON EXHIBIT INDEX

                                     PART I

ITEM 1: BUSINESS


GENERAL

Except where the context indicates otherwise, the term "Company", or "AGHI" means Affinity Group Holding, Inc. and its predecessors and subsidiaries but excludes the operations of Affinity Insurance Group ("AINS"), and Affinity Bank ("AB"), which are classified as discontinued operations.

The Company is a member-based direct marketing organization with complimentary retail outlets across the country. The Company's club members form a receptive audience to which it sells products, services, merchandise and publications targeted to the recreational interests of club members. The Company's three principal lines of business are (i) club memberships and related products, services and club magazines, (ii) specialty retail merchandise distributed primarily through retail supercenters and mail order catalogs, and (iii) subscription magazines and other publications including directories. The Company's affinity groups are principally comprised of recreational vehicle owners, campers, outdoor recreationists and, to a lesser extent, golfers. See Footnote 13 in the Notes to Consolidated Financial Statements for financial information about the Company's segments.

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

At December 31, 1999, there were approximately 1.8 million dues paying members enrolled in the Company's clubs, remaining level with 1998. The paid circulation per issue of the Company's general circulation magazines is estimated at approximately 850,000 with an aggregate readership estimated at 5.9 million at December 31, 1999. The Company believes its club members have favorable demographic characteristics and comparatively high renewal rates. Total revenues of the Company were $381.8 million for the year ended December 31, 1999, compared to $359.0 million for the year ended December 31, 1998, representing a 6.3% increase.

BUSINESS STRATEGY

The Company's business strategy is to increase (i) the enrollment of its clubs through internal growth and acquisitions, (ii) the sales of its products and services to club members through the most effective distribution channels and by developing and enhancing its product and service offerings, and (iii) the circulation of its publications by introducing new magazines and acquiring publications which are complementary to the Company's recreational market niche. The Company also seeks to realize operational efficiencies through the integration of acquired businesses such as occurred with the acquisitions of Camping World and Ehlert Publishing in 1997, Woodall Publishing in 1994, and Golf Card Club in 1990.

ENHANCE CLUB MEMBERSHIP ENROLLMENT

The Company seeks to increase the number of its club members by maximizing renewals by establishing an optimal mix of channels for soliciting new members and re-acquiring inactive members including, but not limited to, our internet presence through RV.Net. Management believes that the participation levels and renewal rates of club members reflect the benefits derived from membership. In order to maintain high participation rates in its clubs, the Company continuously evaluates member satisfaction and actively responds to changing member preferences through the enhancement or introduction of new membership benefits including products and services. The Company also seeks to optimize its use of alternative channels for acquiring club members.

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

INCREASE SALES OF PRODUCTS AND SERVICES

The Company seeks to increase the sale of its products and services due to their profitability and the favorable impact such programs have on club membership growth and retention. Management believes that a substantial opportunity exists to market its products and services through the national network of Camping World supercenters and mail order catalogs. A significant percentage of Good Sam Club members currently subscribe to one or more of its products and services, such as the emergency road service program and the extended vehicle warranty program. Management also believes that the Good Sam Club members who are not currently President's Club members represent a focused group of customers to which it will continue to focus on selling Camping World's RV accessory merchandise. The Company regularly studies the feasibility of introducing new products and services.

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

RV INDUSTRY

The use of recreational vehicles ("RVs") and the demand for club memberships and related products and services may be influenced by a number of factors including general economic conditions, the availability and price of propane and gasoline, and the total number of RVs. The Company believes that both the installed base of RVs and the type of RV owned (full service vehicles excluding van conversions) are the most important factors affecting the demand for its membership clubs, merchandise, products and services. Based on the most recent survey conducted in 1997 by the National Survey of the RV Consumer of the University of Michigan (the "Survey"), the number of households owning RVs is projected to increase from 8.4 million in 1995 to approximately 9.0 million in 2000. The Survey also indicates that the percentage of households owning RVs during this period will rise slightly from 9.7% to 9.9%.

According to the Survey, the average RV owner is 49 years old. RV ownership also increases with age reaching its highest percentage level among those 55 to 64 years old. Households in this age group are projected to increase from
12.3 million in 1995 to 20.7 million in 2010. RV ownership also is concentrated in the western United States, an area in which the population growth rate is expected to be greater than the national average through 2005. The Survey also indicates that RV ownership is associated with higher than average annual household income which among RV owners was approximately $47,000 per annum as compared to the national average of $37,000 per annum.

The average age and annual household income of the Company's club members in 1999 were 61 years and $51,000, respectively, based on member survey data compiled by the Company. The Company believes that the demographic profile of its typical club member, coupled with a demographic trend towards an aging population will have a favorable impact on RV ownership and the demand for club memberships and related products and services.


MEMBERSHIP CLUBS

The Company operates the Good Sam Club, Coast to Coast Club, and Camping World's President's Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts. The membership clubs form a receptive audience to which the Company markets its products and services.

The following table sets forth the number of members at December 31, 1999, annual membership dues and average annual renewal rates during the period of 1995 to 1999 for each club:

                      Number of Members at                   Average Renewal
Membership Club       December 31, 1999 (1)   Annual Fee (2)     Rate (3)
--------------------------------------------------------------------------------
Good Sam Club              970,121             $12 - $25           71%

Coast to Coast Club        194,615             $60 - $70           77%

President's Club           560,200             $15 - $20           67%

Golf Card Club              93,589             $65 - $75           62%

     -----------------
     (1)  Includes multi-year and lifetime members.
     (2)  For a single member, subject to special discounts and promotions.
     (3)  Excludes members having lifetime memberships.

In addition to regular memberships, the Company also sells multi-year memberships. Management believes that multi-year memberships provide several advantages, including the up-front receipt of dues in cash, reduced membership costs and a strengthened member commitment.

Beginning in 1992, the Company began selling lifetime memberships for the Good Sam Club. As of December 31, 1999, the average price for a lifetime membership was $310 with 109,911 members registered. Based on an actuarial analysis of the lifetime members, the Company expects the average length of a lifetime membership to be 18 years.


GOOD SAM CLUB

The Good Sam Club, founded in 1966, is a membership organization for owners of recreation vehicles. The Good Sam Club is the largest RV club in North America with over 970,000 member families and approximately 2,000 local chapters as of December 31, 1999. The average renewal rate for Good Sam Club members was approximately 71% during the period 1995 through 1999. The Company has focused on selling higher margin multi-year memberships which, among other advantages, reduces the cost of membership renewal. At December 31, 1999, the average length of time for participation in the Good Sam Club was approximately 7 years with most club members purchasing annual memberships.

Membership fees range from $12 to $25, subject to the term and type (new vs. renewal). The benefits of club memberships include: discounts for overnight stays at approximately 2,000 participating RV parks and campgrounds; discounts on the purchase of supplies and accessories for recreation vehicles at approximately 950 RV service centers; a free annual subscription to HIGHWAYS, the club's regular news magazine; discounts on other Company publications; trip routing and mail-forwarding; and access to products and services developed for club members. Based on typical usage patterns, the Company estimates that Good Sam Club members realize estimated annual savings from discounts of $156.

The Good Sam Club establishes quality standards for RV parks and campgrounds participating in its discount program. Campgrounds and parks participating in the Good Sam program benefit from increased occupancy and sales of camping related products. The Company believes it has established considerable penetration of those for-profit RV parks and campgrounds which meet its quality standards for participation in the discount program.

The following table lists the number of club members and RV parks and campgrounds from 1995 through 1999 at which discounts for members were available at December 31st of the respective year:

                                               Year Ended December 31
                                   ----------------------------------------------
                                      1999      1998     1997     1996      1995
                                   ----------------------------------------------
Number of Good Sam Members (1)      970,100   936,200  927,000   911,400  900,500

Lifetime members included above     109,911   102,775   82,942    68,490   57,786

Number of RV campgrounds offering     2,032     1,682    1,697     1,682    1,624
discounts to Good Sam members

---------------------
(1)  A member consists of a household.


COAST TO COAST

The Coast to Coast Club operates the largest reciprocal use network of private RV resorts in North America. The Company offers a series of membership benefits depending upon pricing and program type under the Coast to Coast name. Members of Coast to Coast belong to a private RV resort owned and operated by parties unrelated to the Company. Club members may use most of the participating resorts in the Coast to Coast network subject to availability. At December 31, 1999, there were approximately 195,000 member families in the Coast to Coast club. Approximately 400 private RV resorts nationwide participated in the Coast to Coast reciprocal use programs, representing approximately 75% of those resorts in the US. These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins and condominiums. For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sanitary and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities. The Company has established quality criteria for resorts to join and remain in the Coast to Coast networks.

For standard annual renewal dues from $69.95 for a single year membership to $159.95 for a multiple-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts, hotels and campgrounds; an annual subscription to COAST TO COAST MAGAZINE; the COAST TO COAST DIRECTORY providing information on the participating resorts; discounts on other Company publications, access to discount travel services; trip routing; and access to products and services developed for club members. Coast to Coast Resort Club members also have the right to use, subject to availability, the lodging facilities at 400 participating resorts at a discounted rate.

The Company believes that resorts participating in the Coast to Coast networks view access to reciprocating member resorts as an incentive for their customers to join their resort. Because a majority of members of Coast to Coast clubs own RVs, access to participating resorts throughout North America can be an important complement to local resort membership. During
1999, Coast to Coast members utilized approximately 800,000 nightly stays under the reciprocal use program. Based on typical use patterns, the Company estimates that Coast to Coast members realize estimated annual savings from these discounts of over $200 from discounted overnight stay accommodations at participating resorts. The average annual renewal rate for members of the Coast to Coast clubs after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 77% during the period 1995 through 1999.

The following table sets forth the number of members in Coast to Coast Club and resorts participating in the reciprocal use program at December 31st of the respective year:

                                                 Year Ended December 31
                                   -----------------------------------------------
                                       1999     1998      1997     1996      1995
                                   -----------------------------------------------
Number of member families in Coast   194,600   229,900  241,500   257,200  283,900
to Coast Club

Number of resorts                        400       369      387       461      463

Coast to Coast Club members declined 15% from 1998 to 1999, and 31% from 1995 to 1999. The decreasing trend in membership is due to the high cost of marketing which curtails membership sales at participating resorts, and an aging member base. Three major resort systems that either experienced bankruptcy or left the Coast system in the past three years have directly impacted the Coast to Coast membership enrollment.


PRESIDENT'S CLUB

Camping World's President's Club program, which was established in 1986, has grown to 560,200 members. President's Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively. The average life (including renewals) of club membership is three years and approximately 83% of club members are enrolled for one year. President's Club members receive a 10% discount on the purchase of all of Camping World's merchandise and installation fees and also receive special mailings, including newsletters and flyers offering selected products and services at special prices.

The following table lists the number of President's Club members and number of retail stores at year end for 1995 through 1999 for the respective year:

                                            Year Ended December 31
                               ---------------------------------------------
                                   1999    1998      1997    1996      1995
                               ---------------------------------------------
Camping World's Presidents Club  560,200  524,300  510,900  465,200  459,100
Members

Number of stores (1)                  30       29       27       27       25

--------------------
(1) Includes supercenters and one 1,800 square foot retail showroom located within the Bakersfield, California distribution center.


GOLF CARD CLUB

The Golf Card Club, founded in 1974, had approximately 93,600 members at December 31, 1999. The major attraction for membership is the financial savings which members receive when playing at one of over 3,300 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership. Based on surveys conducted by the Company, members realize savings on green fees, ranging from $150 to $250 annually, which significantly exceed the cost of membership. Members of the Golf Card Club receive the following benefits: (i) two rounds annually of free or discounted golf at over 3,300 affiliated golf courses, (ii) discounted vacation packages at over 250 "Stay and Play" resorts,
(iii) five-year National Car Rental Emerald Club membership, (iv) annual subscription to GOLF TRAVELER magazine, published six times per year, and (v) access to other products and services developed for club members. The Company believes that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America. None of the participating golf courses are owned or operated by the Company.

The standard annual membership fee is $75 for a single membership and $120 for a double membership. Multi-year memberships range from a single two-year for $140 to a five-year double of $479.

Daily-fee, semi-private and privately-owned golf courses participate in the Golf Card program. The program is attractive to participating courses because it builds traffic and fills empty tee times during off-peak hours. Members also purchase other merchandise or services when exercising their playing privileges. In this manner, the Golf Card members tend to provide incremental revenue to the golf courses. Three marketing representatives work to maintain relations with current affiliates and sign new affiliates for Golf Card.

The average renewal rate for Golf Card Club members at December 31, 1999 was approximately 62% for the period 1995 to 1999, with a renewal rate of 67% for 1999, up from 60% in 1998. The following table lists the number of Golf Card members, participating golf courses and "Stay and Play" resorts at December 31st of each year in this period:

                                                   Year Ended December 31
                                       --------------------------------------------
                                          1999     1998     1997     1996     1995
                                       --------------------------------------------
Number of Members in the Golf Card       93,589  111,048  134,400  136,200  132,300
Club (1)

Number of Participating Golf Courses      3,302    3,400    3,513    3,100    2,980

Number of "Stay and Play" Golf Resorts      264      300      305      310      350

--------------------
(1) A single membership counts as one member and a double membership as two members.

The decline in membership reflects increased competition and abandonment of the Partner-Free acquisition strategy. A complete market repositioning of the club in 1998 and 1999 included a new marketing strategy, new benefits, and staff and cost restructuring, all expected to address competitive challenges.


MEMBERSHIP PRODUCTS AND SERVICES

The Company's 1.8 million club members form a receptive audience to which it sells products and services targeted to the recreational interests of its club members. The Company promotes products and services which either address special needs arising in the activities of the club members or appeal generally to persons with the demographic characteristics of club members. The two most established products are the emergency road service and the vehicle insurance program. Most of the Company's products and services are provided by third parties who pay the Company a marketing fee, except for emergency road service ("ERS") and extended warranty programs where the Company pays third party administrators to administer the programs.

EMERGENCY ROAD SERVICE  (ERS)

The ERS products provide towing and roadside assistance along with other ancillary products. The Company developed the ERS program initially for Good Sam Club members in 1984 as an enhancement to their club membership. Currently 23% of the general Good Sam Club membership is enrolled in the Good Sam ERS program. The Company has since expanded the ERS programs to include the other membership clubs as well as promoting products to non-club members. The Company believes it is important to target the diversified market niches with identifiable products that have various service level objectives. The Company currently markets these products through direct mail, advertising in publications, campground directories, promotional events, space ads, internet and telemarketing. Annual subscriber dues range from $69.00 to $99.95 for which the member receives roadside assistance and towing benefits at no additional cost to the subscriber. The table below sets forth the number of enrolled members in the various programs as of December 31, for each year indicated:

                                          Year Ended December 31
                         -------------------------------------------------------
                           1999        1998       1997        1996        1995
                         ---------  ---------  ---------   ---------   ---------
Good Sam RV ERS           223,100    222,600    206,700     209,200     215,100
Coast to Coast RV ERS       7,500      9,000      9,800      10,000       9,700
Rapid Response RV ERS      57,100     59,600     59,000           -           -
RoadCare RV ERS            36,800     31,900     33,700           -           -
Cars, Vans, Pick-ups ERS    7,200      6,800      6,000       4,800           -
                         ---------  ---------  ---------   ---------   ---------
Totals                    331,700    329,900    315,200     224,000     224,800
                         =========  =========  =========   =========   =========

For the second year in a row, enrollment in the various ERS programs has internally grown through promotional and marketing efforts which have attracted new members and improved renewal rates. Combined enrollment in the programs has increased 1,800 members or approximately 1% over 1998. The Company acquired the Rapid Response program in August 1997 from a competitor and acquired Camping World's RoadCare program in conjunction with the acquisition of Camping World.


VEHICLE INSURANCE PROGRAMS

The Company has two vehicle insurance programs, Vehicle Insurance Program ("VIP") and Motor Vehicle Program ("MVP"), to facilitate the availability of cost-effective vehicle insurance suitable to the demographic characteristics and vehicle usage patterns of its various club members. At December 31, 1999, the VIP program had 189,602 members which represented a 17.0% and 3.2% penetration, respectively, of the Good Sam Club and Coast to Coast clubs. During the period 1995 to 1999, the average annual renewal rate of members participating in the VIP program was approximately 90.0%.

The Company acquired the Motor Vehicle Program ("MVP") in conjunction with the acquisition of Camping World. This program, marketed to President's Club members, had 45,483 policies outstanding as of December 31, 1999. The MVP policies generated $54.2 million of written premiums during 1999 from which the company recognized $2.6 million of marketing fee revenue.

The Company's marketing fee is based on the amount of written premiums and the profitability of the program. The insurance providers assume all claim risks.

The table below sets forth the number of policies in force for the VIP and MVP programs, the dollar amount of written premiums by the insurance providers, and the marketing fees generated as of December 31 of each year indicated:

                                                        Year Ended December 31
                                            --------------------------------------------
                                               1999     1998     1997     1996     1995
                                            --------------------------------------------

VIP and MVP policies in force                235,100  246,500  258,600  215,100  214,800

Written premiums by the insurance providers  $ 236.3  $ 252.9  $ 249.5  $ 208.7  $ 207.2 under the VIP and MVP programs (millions)

Marketing fees generated (millions)           $ 20.8   $ 16.5   $ 22.6   $ 17.2   $ 17.3

Management believes that the RV industry and auto insurance markets have become increasingly competitive and has led to comparison shopping by consumers and lower rates by competitors. In addition, VIP's underwriter is restricting the policy renewals for many New Jersey residents due to unfavorable claims experience.


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

The RV financing program is administered by Ganis Credit Corporation ("Ganis"). The number of Ganis RV loans to the Company's club members decreased by 17.4% from 1998 to 1999 primarily due to an increase in interest rates.

During 1996, the Company introduced its extended vehicle warranty program. The Company earned marketing fees of approximately $3.6 million in 1999, a 23% decrease over 1998. This decrease is attributable to the elimination of multi-year contracts by our underwriting partner limiting our sales to annual renewable contracts. Marketing fees are earned based on approximately 44% to 50% of written premiums. This program had 16,000 policies in force as of December 31, 1999 by utilizing existing Company direct mail marketing channels, company magazine print ads and retail Kiosks in Camping World stores.

In addition, the Company is evaluating other products and services that club members may find attractive. When introducing new products and services, the Company concentrates on products and services provided by third parties, which it can market without significant capital investment by the Company, and for which it receives a marketing fee from the service provider based on sales volume. The Company seeks to utilize the purchasing power of its club members to obtain products and services at attractive prices


PUBLICATIONS

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

The following chart sets forth the circulation and frequency of the Company's publications:

                                           1999                Number of Issues
       Publication                       Circulation          Published Each Year
----------------------------------------------------------    -------------------
GENERAL CIRCULATION MAGAZINES:
       American Rider                      60,147      (1)            8
       ATV Sport                           50,885      (1)            6
       Bowhunting World                    94,579      (1)            9
       MotorHome                          144,050      (1)           12
       Rider                              105,024      (1)           12
       Snow Week                           19,163      (1)           18
       SnowGoer                            66,793      (1)            6
       Trailer Life                       280,023      (1)           12
       Watercraft World                    30,550      (1)            9

CONTROLLED CIRCULATION- BUSINESS:
       Archery Business                    11,001      (3)            7
       Campground Management               10,000      (3)           12
       PowerSports Business                15,597      (3)           18
       RV Business                         21,388      (3)           12

CONTROLLED CIRCULATION- CONSUMER:
       ATV Magazine                       232,997      (3)            4
       Cruising Rider                     143,171      (3)            5
       PWC Magazine                       303,314      (2)            4
       Snowmobile                         567,437      (3)            4
       Woodall Specials                   360,850      (4)            1
       Woodall's Regional News Tabloids   164,334      (2)           12

ANNUALS:
       Roads to Adventure                 377,000      (2)            1
       Trailer Life Campground/RV Park &
            Services Directory            302,338      (1)            1
       Trailer Life's RV Buyers Guide      60,000      (1)            1
       Woodall Buyer's Guide               42,349      (1)            1
       Woodall Campground Directory       415,000      (1)            1
       Woodall Plan-it Pack-it & Go        48,000      (1)            1
       Woodall Go & Rent... Rent & Go      93,000      (2)            1

CLUB MAGAZINES:
       Coast to Coast Magazine            224,000      (5)            8
       Golf Traveler                       94,000    (5) (6)          6
       Highways                           993,738      (5)           11
       RV View                            562,190      (5)            5

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

MOTORHOME is a monthly periodical for owners and prospective buyers of motorhomes which has been published since 1968 with a paid circulation of approximately 144,000 in 1999. MOTORHOME features articles on subjects such as product tests, travel and tourist attractions.

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

TRAILER LIFE, initially published in 1941, is the leading consumer magazine for the RV industry with a paid circulation of approximately 280,000 in 1999. TRAILER LIFE features articles on subjects including product tests, travel and tourist attractions.

WATERCRAFT WORLD is targeted to avid personal watercraft enthusiasts and provides detailed critiques of watercraft, in-depth gear and accessory evaluations, technical tips and racing information.


CONTROLLED CIRCULATION MAGAZINES- BUSINESS

The Company publishes the following trade magazines:

ARCHERY BUSINESS is the leading trade publication for archery dealers and presents a mix of industry news and trends, product reviews and sales tips designed to improve financial performance of archery product dealers.

CAMPGROUND MANAGEMENT is the leading trade magazine for the campground industry.

POWER SPORTS BUSINESS is an industry trade magazine introduced in January 1998 which combines previously issued SNOWMOBILE BUSINESS and WATERCRAFT BUSINESS with a motorcycle and ATV business section. Distribution is to dealers servicing these industries, which in numerous cases have combined operations to service more than one of these segments.

RV BUSINESS is the leading trade magazine covering industry news and trends for RV dealers, manufacturers, suppliers, associations and others.

CONTROLLED CIRCULATION MAGAZINES- CONSUMER

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

ANNUAL PUBLICATIONS

ROADS TO ADVENTURE, introduced in 1996, is targeted to younger families pursuing camping and other outdoor recreation activities. Issued quarterly in 1998, circulation was reduced to a single issue per year beginning in 1999.

TRAILER LIFE CAMPGROUND/ RV PARK & SERVICES DIRECTORY, initially published in 1972, is an annually updated directory which provides information on and ratings for approximately 12,250 public and private campgrounds, and 2,200 RV service centers, including over 1,000 tourist attractions in North America along with color maps of the areas covered. In 1999, approximately 302,000 directories were distributed. The publication features Good Sam Parks that offer discounts on overnight camping fees for the Company's club members. This directory is sold by direct mail to Good Sam Club members, at RV dealerships and in bookstores.

WOODALL CAMPGROUND DIRECTORY, initially published in 1948, is an annual consumer directory offered in both national and regional editions. In 1999, approximately 415,000 directories were distributed. The Woodall directory is primarily distributed through book stores.


WOODALL PLAN-IT PACK-IT & GO is an annual directory providing information on both government and privately-owned campgrounds and the outdoor activities and attractions that are available near them. In 1999, approximately 48,000 directories were distributed. The PLAN-IT PACK-IT & GO is primarily distributed through newsstands.

WOODALL GO & RENT... RENT & GO is an annual catalog providing information on where to find on-site lodging and cabin rentals at RV Parks & Campgrounds and "Over-the-Road" RV Rentals, as well as fully equipped campsites throughout the U.S.A. and Canada. This book features "turn-key" camping experiences for those who want to try camping, rent a cabin, or a fully-equipped campsite. In 1999, approximately 93,000 catalogs were distributed.

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

RETAIL

Camping World is a national specialty retailer of merchandise and services for RV owners. The 29 Camping World retail supercenters, which are located in 18 states, accounted for approximately 65% of the merchandise revenues for the year ended December 31, 1999 while approximately 22% were derived from catalog sales and approximately 13% were derived from fees or non-merchandise revenues.

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

During 1999, Camping World distributed 12.6 million catalogs, of which 10.7 million were mailed in 14 separate mailings, and the remaining 1.9 million catalogs were distributed in supercenters, at campgrounds, and as package inserts. In 1999, Camping World processed approximately 512,000 catalog orders at an average net order size of $91, excluding postage and handling charges. The average net order size increased 5.4% from the prior year. Camping World distributes eight high quality, full color catalogs each year: the master, a spring, fall, holiday, two sale editions and two prospecting catalogs. Camping World also distributes specialty catalogs directed to targeted customers in order to develop market niches.


MARKETING

Marketing of club memberships and related products and services is through direct mail, e-mail, target marketing inserts, advertisements, promotional events and telemarketing. Direct response marketing efforts account for approximately 74% of new enrollments with the remaining 26% derived from other sources. The Company uses a variety of commercially available mailing lists of RV owners in its direct mail efforts. The most useful lists are compiled from vehicle registrations provided by the motor vehicles departments in over 30 states, direct response lists from RV industry participants, and in-house lists.

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

The Internet is proving to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales. The Company's nineteen web pages, which are accessible through "RV.net," are experiencing tremendous growth, and are currently obtaining an average of 220,000 hits per day.


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

RETAIL

Camping World's supercenters generally range in size from approximately 12,000 to 59,000 square feet. Approximately 40% of each supercenter is devoted to a retail sales floor, a customer service area, and a technical information counter; 40% is comprised of the installation facility which contains 4 to 16 drive-through installation bays; and 20% is allocated to office and warehouse space. Large parking areas provide sufficient space and facilitate maneuvering of RVs. By combining broad product selection, technical assistance and installation and repair services, Camping World's supercenters provide one-stop shopping for RV owners. Camping World maintains toll-free telephone numbers for customers to schedule installation and repair appointments. All supercenters are open seven days a week.

Camping World intends to continue the controlled, limited expansion of its supercenter store network. Camping World's expansion strategy is based on a comprehensive process that analyzes the sales trends and travel patterns of existing and potential customers as well as the sales patterns of RV vehicles. Camping World researches the travel routes used by RV owners and the location of camping areas in order to ensure the convenient location of its supercenters. Sales of new RVs together with analysis of demographic data derived from its customer database and mail order shipments and RV ownership lists from other sources are used to identify high concentrations of RV owners. Once an area has been identified, Camping World surveys its customers to select specific locations for a new supercenter. Camping World credits this detailed analytical approach with the fact that it has closed only one store since inception. In 1999, one new supercenter was opened in New Braunfels, Texas.


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

Camping World's catalog operations also utilize a computerized management system allowing on-line desktop access to information which previously required manual retrieval. Screen prompts which provide product, promotional, and revenue potential information have allowed Camping World to maintain high service levels during seasonal sales peaks. The installation of an automatic call distribution switch with scheduling software has facilitated more effective management of customer inquiries and reduced set-up time for call processing.


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

EMPLOYEES

As of December 31, 1999, the Company had 1,375 full-time and 190 part-time or seasonal employees, including 7 executives, 924 employees in retail operations, 381 employees in administrative and club operations, 204 employees in publishing and advertising sales, 13 employees in resort services and 36 employees in marketing. No employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

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

                                                                              SQUARE     ACRES       OWNED/     LEASE
                                                                               FEET      -----       LEASED   EXPIRATION
                                                                               ----                  ------   ----------
 CORPORATE HEADQUARTERS:

   Ventura, CA                                                                 74,100                 Owned       -

 OTHER OFFICE FACILITIES:

   Denver, Colorado (for its customer service, warehousing                     60,000                 Owned       -
       fulfillment, and information system functions)
   Bowling Green, Kentucky (for its retail administrative                      26,000                 Owned       -
       headquarters and mail order operations)
   Bowling Green Headquarters Annex                                             3,000                Leased      2001
   Seattle, Washington                                                            912                Leased      2000
   Elkhart, Indiana                                                             4,076                Leased      2001
   Lake Forest, Illinois                                                       20,000                Leased      2000
   Maple Grove, Minnesota                                                      17,496                Leased      2005
   Greenville, Michigan                                                         2,000                Leased      2000

 DISTRIBUTION CENTERS:

    Bowling Green, Kentucky                                                   104,000     6.780      Leased      2010
    Bakersfield, California (includes an 1,800 square foot retail              81,500     8.430       Owned       -
    showroom)

 CAMPING WORLD SUPERCENTER LOCATIONS:

   Tucson, AZ ................................................................ 12,145     2.000      Leased      2018
   Mesa, AZ .................................................................. 27,500     3.140      Leased      2010
   La Mirada, CA ............................................................. 30,647     4.450       Owned       -
   San Marcos, CA ............................................................ 25,522     2.212      Leased      2027
   Fairfield, CA ............................................................. 43,434     3.780      Leased      2020
   Rocklin, CA ............................................................... 29,085     4.647      Leased      2037
   San Bernardino, CA ........................................................ 18,126     1.665      Leased      2012
   San Martin, CA ............................................................ 29,486     5.000      Leased      2023
   Valencia, CA .............................................................. 58,800     9.310       Owned       -
   Denver, CO ................................................................ 27,085     4.132      Leased      2037
   Ft. Myers, FL ............................................................. 22,886     4.217      Leased      2012
   Kissimmee, FL ............................................................. 56,850     6.043       Owned       -
   Tampa, FL ................................................................. 40,334     3.711      Leased      2026
   Bolingbrook, IL ........................................................... 25,126     5.299       Owned       -
   Bowling Green, KY ......................................................... 38,368     2.895       Owned       -
   Belleville, MI ............................................................ 44,197     8.790       Owned       -
   Rogers, MN ................................................................ 24,700     6.303      Leased      2025
   Bridgeport, NJ ............................................................ 24,581     6.920      Leased      2031
   Henderson, NV ............................................................. 25,850     4.400      Leased      2025
   Brunswick, OH.............................................................. 23,233     4.087      Leased      2038



 CAMPING WORLD SUPERCENTER LOCATIONS (CONTINUED)                              SQUARE     ACRES       OWNED/     LEASE
                                                                               FEET      -----       LEASED   EXPIRATION
                                                                               ----                  ------   ----------
   Wilsonville, OR......................................................       32,850     4,653      Leased      2016
   Myrtle Beach, SC.....................................................       38,935     5.690       Owned       -
   Nashville, TN........................................................       30,000     3.238       Owned       -
   Denton, TX...........................................................       22,984     6.887      Leased      2037
   New Braunfels, TX....................................................       43,397    19.100       Owned       -
   Mission, TX..........................................................       23,094     3.430      Leased      2015
   Draper, UT...........................................................       27,675     8.031      Leased      2026
   Manassas, VA.........................................................       16,348     1.880      Leased      2018
   Fife, WA.............................................................       35,659     5,840      Leased      2032

In addition, the Company leases a research facility of approximately 8,000 square feet on 60 acres in Wisconsin, a body shop of approximately 10,500 square feet on approximately 0.7 acres in Denver, Colorado, and other miscellaneous office equipment.


ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation arising in the normal course of business operations. None of such current litigation is expected, individually or in the aggregate, to have a material adverse effect on the Company.

On January 28, 1998, Travel America, Inc., First Nationwide Resort Management, Inc., Revcon Motorcoach, Inc., Adventure Resorts of America, Inc., Thousand Adventures, Inc., and other related entities filed a complaint in the Superior Court of California in Orange County, California, against Camp Coast to Coast, Inc., Affinity Group, Inc., certain employees and former employees of Camp Coast to Coast, Inc. and Affinity Group, Inc. and certain membership campground resorts within the Coast to Coast system. The complaint relates to the termination by the plaintiffs of their affiliation contracts with Camp Coast to Coast, Inc. The suit alleges causes of action for breach of contract, unfair competition, interference with contracts, interference with prospective economic advantage, misappropriation of trade secrets, fraud, defamation, accounting, conspiracy and injunctive relief. The suit seeks compensatory damages, injunctive relief, general and special damages, punitive damages and an accounting. The Company and all other defendants believe the complaint to be without merit and intend to vigorously defend the action and assert all available rights and seek all appropriate remedies. The case is currently scheduled for trial during the second quarter of 2000. The Company believes that such litigation will not have a material adverse effect on its results of operations or on its financial position.


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

                                                                             Years Ended December 31,
                                                                              (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:                                   1999       1998       1997       1996       1995
                                                            --------------------------------------------------------
REVENUES:
     Membership services                                      $120,410  $ 116,325   $ 114,175  $ 99,354   $ 100,679
     Publications                                               61,554     60,354      53,891    39,545      38,290
     Merchandise                                               199,861    182,367     132,953         -           -
                                                            --------------------------------------------------------
                                                               381,825    359,046     301,019   138,899     138,969

COSTS APPLICABLE TO REVENUES:
     Membership services                                        73,283     71,460      62,607    55,793      55,400
     Publications                                               40,915     42,703      36,554    28,236      27,906
     Merchandise                                               130,983    121,320      90,378         -           -
                                                            --------------------------------------------------------
                                                               245,181    235,483     189,539    84,029      83,306

GROSS PROFIT                                                   136,644    123,563     111,480    54,870      55,663

OPERATING EXPENSES:
     Selling, general and administrative                        80,326     72,737      57,435    16,326      18,376
     Depreciation and amortization                              16,216     14,868      13,859     8,181       9,013
                                                            --------------------------------------------------------
                                                                96,542     87,605      71,294    24,507      27,389
                                                            --------------------------------------------------------

INCOME FROM OPERATIONS                                          40,102     35,958      40,186    30,363      28,274

NON-OPERATING ITEMS:
     Interest expense, net                                     (28,543)   (31,823)    (27,825)  (16,690)    (16,447)
     Other non-operating (expense) income, net                  (1,215)     2,501         232      (996)     (1,579)
                                                            --------------------------------------------------------
                                                               (29,758)   (29,322)    (27,593)  (17,686)    (18,026)
                                                            --------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES, EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     10,344      6,636      12,593    12,677      10,248

INCOME TAX EXPENSE                                              (5,641)    (4,422)     (7,114)   (6,690)     (5,167)
                                                            --------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                4,703      2,214       5,479     5,987       5,081
DISCONTINUED OPERATIONS:
     Gain (loss) from discontinued operations, net
        of applicable income taxes                               1,018     (1,935)     (1,424)   (1,592)        235
     Gain (loss) on disposal, net of applicable income taxes       757        (54)       (294)   (5,866)          -
                                                            --------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                          6,478        225       3,761    (1,471)      5,316
     AND CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE

EXTRAORDINARY ITEM:
     Loss on early extinguishment of debt, net of
          applicable current income tax benefit                      -     (5,135)       (239)        -           -
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
     FOR START-UP COSTS, net of applicable current
     income tax benefit                                              -       (124)          -         -           -
                                                            --------------------------------------------------------
NET INCOME (LOSS)                                              $ 6,478   $ (5,034)    $ 3,522  $ (1,471)    $ 5,316
                                                            ========================================================

                                              1999        1998       1997       1996        1995
                                         ----------------------------------------------------------
                                                              (dollars in thousands)
Balance Sheet Data (at period end):
       Working capital (deficiency) (1)     $(49,440)   $(42,111)  $(40,417)  $(44,679)  $(41,396)
       Total assets                          366,941     496,169    388,265    179,173    191,309
       Deferred revenues (2)                  90,610      88,671     79,057     70,049     68,702
       Total debt                            293,558     305,467    294,361    147,375    164,496
       Total stockholder's deficit           (74,468)    (80,946)   (75,912)   (79,434)   (77,963)

-----------------

(1) Restated to give effect to the reclassifications of NAFE, AINS and AB as discontinued operations. Excludes net current assets or (liabilities) of discontinued operations in the amount of ($129,596), ($32,237), ($11,985), and ($5,409) for 1998, 1997, 1996, and 1995, respectively.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following tables set forth the components of the statements of operations for the years ended December 31, 1999, 1998, and 1997 as a percentage of total revenues, and the comparison of those components from period to period. The following discussion is based on the Company's Consolidated Financial Statements included elsewhere herein. The Company's revenues are derived principally from membership services, including club membership dues and marketing fees paid to the Company for services provided by third parties, and from publications, including subscriptions and advertising, and merchandise sales. In the third quarter of 1997, the Company disposed of the operations of the National Association for Female Executives ("NAFE") club which was acquired in 1994. In the fourth quarter of 1998, the Company sold Affinity Insurance Group, Inc. ("AINS") and adopted a plan to dispose of the operations of Affinity Bank ("AB"), subject to regulatory approval, which were both acquired in 1995. The "Management's Discussion and Analysis of Financial Condition and Results of Operations" discussion below excludes the operations of NAFE, AINS and AB since they have been classified as discontinued operations. During the year ended December 31, 1997, the Company completed three acquisitions: (i) Ehlert Publishing companies ("Ehlert" or "EPG"), a specialty publisher of sports and recreation magazines, in March 1997, (ii) Camping World, Inc. ("Camping World" or "CWI"), a national specialty retailer of merchandise and services for RV owners, in April 1997, and (iii) Rapid Response emergency road service contracts, in August 1997.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

TABLE FOR PERCENTAGE COMPARISONS OF TOTAL REVENUES
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

---------------------------------------------------------------------------------------------------------------

                                                                   Percentage of            Percentage Increase
                                                                   Total Revenues                (Decrease)
                                                                   --------------                ----------
                                                                                            Year 1999 Year 1998
                                                               1999      1998     1997      over 1998 over 1997
                                                          ------------------------------    -------------------
REVENUES:
      Membership services                                      31.5%     32.4%    37.9%         3.5%      1.9%
      Publications                                             16.1%     16.8%    17.9%         2.0%     12.0%
      Merchandise                                              52.4%     50.8%    44.2%         9.6%     37.2%
                                                          ------------------------------    -------------------
                                                              100.0%    100.0%   100.0%         6.3%     19.3%

COSTS APPLICABLE TO REVENUES:
      Membership services                                      19.2%     19.9%    20.9%         2.6%     14.1%
      Publications                                             10.7%     11.9%    12.1%        (4.2%)    16.8%
      Merchandise                                              34.3%     33.8%    30.0%         8.0%     34.2%
                                                          ------------------------------    -------------------
                                                               64.2%     65.6%    63.0%         4.1%     24.2%

                                                          ------------------------------    -------------------
GROSS PROFIT                                                   35.8%     34.4%    37.0%        10.6%     10.8%

OPERATING EXPENSES:
      Selling, general and administrative                      21.1%     20.3%    19.1%        10.4%     26.6%
      Depreciation and amortization                             4.2%      4.1%     4.6%         9.1%      7.3%
                                                          ------------------------------    -------------------
                                                               25.3%     24.4%    23.7%        10.2%     22.9%
                                                          ------------------------------    -------------------

INCOME FROM OPERATIONS                                         10.5%     10.0%    13.3%        11.5%    (10.5%)

NON-OPERATING ITEMS:
      Interest expense, net                                    (7.5%)    (8.9%)   (9.2%)      (10.3%)    14.4%
      Other non-operating (expense) income, net                (0.3%)     0.7%     0.1%      (148.6%)   978.0%
                                                          ------------------------------    -------------------
                                                               (7.8%)    (8.2%)   (9.1%)        1.5%      6.3%
                                                          ------------------------------    -------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES, EXTRAORDINARY ITEM AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    2.7%      1.8%     4.2%        55.9%    (47.3%)

INCOME TAX EXPENSE                                             (1.5%)    (1.2%)   (2.4%)       27.6%    (37.8%)
                                                          ------------------------------    -------------------

INCOME FROM CONTINUING OPERATIONS                               1.2%      0.6%     1.8%       112.4%    (59.6%)
DISCONTINUED OPERATIONS:
      Gain (loss) from discontinued operations, net of
         applicable income taxes                                0.3%     (0.6%)   (0.5%)      152.6%     35.9%
      Gain (loss) on disposal, net of applicable income
         taxes                                                  0.2%         -    (0.1%)     1501.9%    (81.6%)
                                                          ------------------------------    -------------------
INCOME BEFORE EXTRAORDINARY ITEM AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    1.7%         -     1.2%      2779.1%    (94.0%)

EXTRAORDINARY ITEM:
      Loss on early extinguishment of debt, net of
         applicable current income tax benefit                     -     (1.4%)       -       100.0%         -
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
      FOR START-UP COSTS, net of applicable
      current income tax benefit                                   -         -        -       100.0%         -

                                                          ------------------------------    -------------------
NET INCOME (LOSS)                                               1.7%     (1.4%)    1.2%       228.7%   (242.9%)
                                                          ==============================    ===================

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998


REVENUES

Revenues of $381.8 million for 1999 increased by approximately $22.8 million or 6.3% from the comparable period in 1998.

Membership services revenues for 1999 of $120.4 million increased by approximately $4.1 million or 3.5% compared to $116.3 million for 1998. This revenue increase is largely attributable to a $4.7 million increase in fee income recognized on vehicle insurance products, a $2.4 million increase in marketing fee income generated from increased sales of health and life insurance premiums as well as a revised contract with the third party administrator, $1.0 million in additional Good Sam emergency road service revenue as a result of increased enrollment, and $0.9 million in increased member event revenue. These increases were partially offset by a $4.9 million revenue decrease from the extended vehicle warranty program. Our underwriting partner eliminated multi-year extended vehicle warranty contracts, thus limiting sales to annual renewable contracts.

Publications revenues for 1999 of $61.6 million increased 2.0% from $60.4 million for 1998. This increase was primarily due to an increase in advertising revenue in the RV-related publications partially offset by reduced advertising revenue in the snow-related publications as a result of unseasonably mild winter weather.

Merchandise revenue for 1999 of $199.9 million increased $17.5 million or 9.6% over 1998. This increase was principally attributable to a $13.6 million increase in retail showroom sales, representing a 5.5% same store growth over 1998, and a $3.9 million increase in mail order sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $245.2 million in 1999, an increase of $9.7 million or 4.1% over 1998.

Membership services costs and expenses increased by approximately $1.8 million or 2.6% to $73.3 million for 1999 compared to $71.5 million in 1998. This increase was due to a $2.0 million increase in membership services costs primarily associated with increased marketing of the Good Sam Club and President's Club memberships, a $1.3 million increase in marketing and administration costs as a result of the contract renewal with the health and life insurance third party administrator, a $1.0 million increase in emergency road service claims costs, and a $0.8 million increase for member events due to increases in attendance and the number of events. These expense increases were partially offset by a $1.8 million reduction in general operating expenses and a $1.5 million reduction associated with the decline in sales of extended warranty policies.

Publication costs and expenses of $40.9 million for 1999 decreased $1.8 million or 4.2% compared to 1998. This decrease was primarily due to making ROADS TO ADVENTURE an annual title instead of a quarterly publication, reduced expenses related to lower circulation in the snow-related publications, and lower Woodall production costs as a result of a change in contracted production facilities.

Merchandise costs applicable to revenues increased $9.7 million or 8.0% to $131.0 million. The increase in merchandise costs was primarily attributable to the 9.6% increase in merchandise sales. The gross profit margin increased by $7.8 million, from 33.5% in 1998 to 34.5% in 1999. The primary reasons for the improved margin were a result of reduced competitive pressure and a series of substantial cost reduction negotiations.

OPERATING EXPENSES

Selling, general and administrative expenses of $80.3 million for 1999 were $7.6 million or 10.4% over 1998. This increase was the result of a $4.8 million increase in deferred executive compensation, $4.7 million increase in retail selling, general and administrative expenses associated with new store openings and other variable expenses related to increased sales, partially offset by a $1.9 million decrease in consulting, legal and professional fees. Depreciation and amortization expenses of $16.2 million were $1.3 million higher than in 1998. This variance was principally due to the depreciation of assets associated with the new retail stores, the merchandising and distribution system, and the acquisition of the Ventura, California corporate facility in the fourth quarter of 1998.

INCOME FROM OPERATIONS

Income from operations of $40.1 million for 1999 increased by $4.1 million or 11.5% compared to 1998. Increased gross profit from the CWI retail operations of $7.8 million, and from publications of $3.0 million and membership services of $2.2 million, were partially offset by increased operating expenses of $8.9 million.

NON-OPERATING ITEMS

Net non-operating items for 1999 were $29.8 million compared to approximately $29.4 million for 1998. This $0.4 million increase was the result of a $3.3 million decrease in net interest expense due to lower effective interest rates, more than offset by a $3.7 million increase in other non-operating items over 1998. In 1999 the Company recognized one-time expenses of $1.2 million associated with the reorganization of certain publications and club activities compared to the gain recognized on a condemnation award in 1998.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Income from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change in 1999 was $10.3 million compared to $6.6 million for 1998. This increase was due to the increases in income from operations reflected above partially offset by higher net non-operating expenses.

INCOME TAXES

Income taxes for 1999 of $5.6 million increased $1.2 million from 1998. The effective income tax rates are higher than statutory rates due primarily to the amortization of non-deductible goodwill.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for 1999 was $4.7 million compared to $2.2 million for 1998. This increase was due to the increase in income from operations, combined with increased non-operating expenses.

DISCONTINUED OPERATIONS

As further described in Note 15 in the Consolidated Financial Statements, the Company adopted a plan to sell the stock of AINS and AB in the fourth quarter of 1998. Aggregate losses of $2.0 million, net of taxes, were recognized in 1998 from the disposition of AINS and the planned disposition of AB. The

Company completed the sale of AB in 1999 following regulatory approval resulting in a $1.8 million gain, net of tax.

EXTRAORDINARY ITEM

The Company refinanced the $120.0 million, 11.5%, AGI Senior Subordinated Notes in December 1998 and incurred a write-off of unamortized financing costs of $3.0 million and a redemption premium of $5.2 million. The income tax benefit related to this refinancing totaled $3.1 million.

NET INCOME (LOSS)

The net income for 1999 was $6.5 million compared to a net loss of $5.0 million for 1998. This $11.5 million favorable variance resulted from an increase of $2.5 million in income from continuing operations in 1999 over 1998, and the $5.1 million non-recurring loss recorded in 1998 on the early extinguishment of debt related to the refinance of the $120.0 million, 11.5%, senior subordinated notes. Additionally, the income/(loss) recognized in 1999 versus 1998 of $1.8 million and $(2.0) million, respectively, associated with the discontinued operations of Affinity Insurance Group, Inc. and Affinity Bank, and the cumulative net expense of an accounting change of $0.1 million recognized in 1998 account for the balance of the increase.


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

EXTRAORDINARY ITEM

The Company refinanced the $120.0 million, 11.5%, AGI Senior Subordinated Notes in December 1998 and incurred a write-off of unamortized financing costs of $3.0 million and a redemption premium of $5.2 million. The income tax benefit related to this refinancing totaled $3.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI and Affinity Group Thrift Holding Corporation ("AGTHC"). AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI. The sale of AB, AGTHC's sole and wholly-owned subsidiary, was completed on September 30, 1999 when the stock of AB was sold to an affiliate of Affinity Bank Holdings LLC ("ABH"), and has been reclassified as discontinued in the accompanying financial statements.

The Company has two primary debt obligations. On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 ("AGHI Senior Notes"). On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans ("Term A" and "Term B") aggregating $130.0 million and a revolving credit facility of $70.0 million. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of December 31, 1999, the average interest rates on the term loans and revolving credit facility were 9.61% and 9.18%, respectively, and permitted borrowings under the undrawn revolving line were $42.5 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The term loans have quarterly scheduled payments of $2.15 million in 2000. The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2006, respectively. The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three-month LIBOR index. The floating rate is adjusted quarterly and was 6.205% at December 31, 1999. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the LIBOR base rate over 6% on $75.0 million of the AGI Revolving Credit and Term Loan Facility.

The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to AGI's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. For the year ended December 31, 1999 AGI generated $17.4 million of Excess Cash Flow, as defined. Under the terms of the AGI Revolving Credit and Term Loan Facility, AGI will prepay in the first quarter of 2000, on a pro-rata basis, in inverse order of maturity, the term loans equal to 65% of the Excess Cash Flow. The remaining balance of Excess Cash Flow will be distributed to AGHI as a restricted junior payment.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued and the AGI Revolving Credit and Term Loan Facility individually contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. Under the terms of the Senior Notes, AGHI, is permitted to make dividend payments subject to certain limitations and minimum operating covenants. As of December 31, 1999 AGHI exceeded such minimum operating covenants and will make a dividend payment to AGHC in the first quarter of 2000 equal to $5.7 million. The Company was in compliance with all debt covenants at December 31, 1999.

During 1999, payments under the terms of several phantom stock agreements totaled $2.0 million. Additional phantom stock payments of $1.6 million are scheduled to be made over the next twelve months.

Capital expenditures for 1999 totaled $12.0 million compared to capital expenditures of $10.3 million in 1998. Capital expenditures are anticipated to be approximately $11.5 million for 2000, primarily for Camping World supercenter equipment and property improvements, continued enhancements to membership marketing databases, computer hardware upgrades and replacements, and computer software upgrades and enhancements.


During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of AB, subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximates market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The Company received regulatory approval to sell AB and subsequently closed the transaction on September 30, 1999. In consideration for the stock of AB, AGTHC received 17,100 shares of Series A Preferred stock of the purchaser, ABH, valued at $18,631,000. In the fourth quarter of 1999, AGTHC agreed to convert and exchange the preferred stock for a Capital Note. The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 1, 2014. In addition, AGTHC, although required to be consolidated with the Company, is recognized as an "unrestricted" or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

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

YEAR 2000 DATE CONVERSION

The Company has redesigned and/or upgraded its information technology infrastructure, software and services for use in the year 2000 and beyond. To date, no significant issues have been experienced as a result of year 2000 problems and the Company does not anticipate incurring material incremental costs in future periods due to such issues. Although most year 2000 problems should have become evident on January 1, 2000, additional year 2000-related problems may become evident only after that date. For example, some software programs may have difficulty resolving the so-called "century leap year" algorithm which will also occur during the year 2000.

The Company incurred internal staff costs as well as consulting and other expenses in preparing for the Year 2000. As of December 31, 1999, these costs totaled $2.2 million for capital equipment, software purchases, and upgrade expenses. Expenditures on Year 2000 issues in 1999 were $1.6 million. These incurred costs did not have a material impact on the Company's business, results of operations, financial condition or liquidity.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows.

Interest rate risk is managed through the use of interest rate collar contracts. These contracts are entered into with major financial institutions thereby minimizing risk of credit loss. See Note 6 in the Notes to Consolidated Financial Statements for a more complete description of the Company's interest rate collars.

The following analysis presents the sensitivity to the earnings of the Company if these changes occurred at December 31, 1999. The range of changes chosen for this analysis reflects the Company's view of changes which are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact the Company's business as a result of these interest rate fluctuations.


INTEREST RATE SENSITIVITY ANALYSIS

At December 31, 1999, the Company had debt, excluding capital leases, totaling $293.3 million and interest rate collar contracts with a notional value of $75.0 million. The interest rate collar contracts limit LIBOR fluctuations to interest rate changes from 5.585% to 6.0%. As of December 31, 1999, the LIBOR rate on the interest rate collar contract was 6.205%.

At December 31, 1999, the Company had $150.8 million of variable rate debt and $142.5 million of fixed rate debt. Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase in interest rates would have an unfavorable impact of approximately $0.8 million. The earnings and cash flow impact of a one-percentage point decrease in interest rates would have a favorable impact of approximately $1.2 million, holding other variables constant.


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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This filing contains statements that are "forward looking statements," and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions. Forward looking statements are included in "Business-- General," "Business-- Business Strategy," "Business-- RV Industry," "Business-- Operations," "Business-- Competition," "Legal Proceedings," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA




INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----
     Reports of Independent Public Accountants                               33



     Consolidated Balance Sheets as of December 31, 1999 and 1998            35



     Consolidated Statements of Operations for the years ended               36
     December 31, 1999, 1998 and 1997



     Consolidated Statements of Stockholder's Deficit for the years          37
     ended December 31, 1999, 1998 and 1997



     Consolidated Statements of Cash Flows for the years ended               38
     December 31, 1999, 1998 and 1997



     Notes to Consolidated Financial Statements                              39



     Schedule II - Valuation and Qualifying Accounts                         53


All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Affinity Group Holding, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheets of Affinity Group Holding, Inc. [a Delaware corporation and a wholly-owned subsidiary of AGI Holding Corp.] and subsidiaries for the years ended December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's deficit, and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affinity Group Holding, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts data on page 53 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP
Los Angeles, California
February 24, 2000

INDEPENDENT AUDITORS' REPORT


Board of Directors
Affinity Group Holding, Inc. and subsidiaries


We have audited the accompanying consolidated statements of operations, stockholder's deficit, and cash flows of Affinity Group Holding, Inc. and subsidiaries for the year ended December 31, 1997. Our audit also included the financial statement schedule listed in the index at Item 8 for the year ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Affinity Group Holding, Inc. and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such 1997 financial statement schedule, when considered in relation to the basic 1997 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

March 5, 1998
Denver, Colorado

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------
                                                                              1999             1998
                                                                         --------------    ------------
ASSETS
        CURRENT ASSETS:
             Cash and cash equivalents                                         $ 4,211         $ 2,863
             Accounts receivable, less allowance for doubtful accounts
                  of $947 in 1999 and $1,071 in 1998                            20,938          24,248
             Inventories                                                        34,631          32,972
             Prepaid expenses and other assets                                   9,282           8,939
                                                                         --------------    ------------
                  Total current assets                                          69,062          69,022

        PROPERTY AND EQUIPMENT                                                  73,693          69,417
        NOTES FROM AFFILIATES                                                   22,443           3,100
        INTANGIBLE ASSETS                                                      188,745         196,917
        DEFERRED TAX ASSET                                                       7,861           7,842
        OTHER ASSETS                                                             5,137           3,255
        NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                              -         146,616
                                                                         --------------    ------------
                                                                             $ 366,941       $ 496,169
                                                                         ==============    ============
LIABILITIES AND STOCKHOLDER'S DEFICIT
        CURRENT LIABILITIES:
             Accounts payable                                                 $ 19,185        $ 19,893
             Accrued interest                                                    4,936           4,995
             Accrued income taxes                                                1,631             332
             Accrued liabilities                                                23,638          22,750
             Deferred revenues                                                  56,846          53,395
             Deferred tax liability                                              3,381           1,964
             Current portion of long-term debt                                   8,885           7,804
             Net current liabilities of discontinued operations                      -         129,596
                                                                         --------------    ------------
                  Total current liabilities                                    118,502         240,729

        DEFERRED REVENUES                                                       33,764          35,276
        LONG-TERM DEBT                                                         284,673         297,663
        OTHER LONG-TERM LIABILITIES                                              4,470           3,447
        COMMITMENTS AND CONTINGENCIES                                                -               -
                                                                         --------------    ------------
                                                                               441,409         577,115
                                                                         --------------    ------------

        STOCKHOLDER'S DEFICIT:
             Common stock, $.01 par value, 1,000 shares authorized,
                  100 shares issued and outstanding                                  1               1
             Additional paid-in capital                                         12,021          12,021
             Accumulated deficit                                               (86,490)        (92,968)
                                                                         --------------    ------------
                  Total stockholder's deficit                                  (74,468)        (80,946)
                                                                         --------------    ------------
                                                                             $ 366,941       $ 496,169
                                                                         ==============    ============

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
                                                                               1999         1998          1997
                                                                          ------------  ------------  ------------
REVENUES:
       Membership services                                                  $ 120,410     $ 116,325      $114,175
       Publications                                                            61,554        60,354        53,891
       Merchandise                                                            199,861       182,367       132,953
                                                                          ------------  ------------  ------------
                                                                              381,825       359,046       301,019

COSTS APPLICABLE TO REVENUES:
       Membership services                                                     73,283        71,460        62,607
       Publications                                                            40,915        42,703        36,554
       Merchandise                                                            130,983       121,320        90,378
                                                                          ------------  ------------  ------------
                                                                              245,181       235,483       189,539

GROSS PROFIT                                                                  136,644       123,563       111,480

OPERATING EXPENSES:
       Selling, general and administrative                                     80,326        72,737        57,435
       Depreciation and amortization                                           16,216        14,868        13,859
                                                                          ------------  ------------  ------------
                                                                               96,542        87,605        71,294
                                                                          ------------  ------------  ------------

INCOME FROM OPERATIONS                                                         40,102        35,958        40,186

NON-OPERATING ITEMS:
       Interest expense, net                                                  (28,543)      (31,823)      (27,825)
       Other non-operating (expense) income, net                               (1,215)        2,501           232
                                                                          ------------  ------------  ------------
                                                                              (29,758)      (29,322)      (27,593)
                                                                          ------------  ------------  ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
       TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
       EFFECT OF ACCOUNTING CHANGE                                             10,344         6,636        12,593

INCOME TAX EXPENSE                                                             (5,641)       (4,422)       (7,114)
                                                                          ------------  ------------  ------------

INCOME FROM CONTINUING OPERATIONS                                               4,703         2,214         5,479
DISCONTINUED OPERATIONS:
       Gain (loss) from discontinued operations, net of applicable income tax expense of $624 in 1999 and income tax
           benefits of $201 and $874 in 1998 and 1997, respectively             1,018        (1,935)       (1,424)
       Gain (loss) on disposal, net of applicable income tax expense of $267 in 1999 and income tax benefits of $33 and $176
           in 1998 and 1997, respectively                                         757           (54)         (294)
                                                                          ------------  ------------  ------------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
       EFFECT OF ACCOUNTING CHANGE                                              6,478           225         3,761

EXTRAORDINARY ITEM:
       Loss on early extinguishment of debt, net of applicable current income tax benefit of $3,147 and $147 in 1998 and 1997,
          respectively                                                              -        (5,135)         (239)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR START-UP
          COSTS, net of applicable current income tax benefit of
          $77 in 1998                                                               -          (124)            -
                                                                          ------------  ------------  ------------


NET INCOME (LOSS)                                                             $ 6,478      $ (5,034)      $ 3,522
                                                                          ============  ============  ============

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
----------------------------------------------------------------------------------------------
                                     Common Stock       Additional
                                 --------------------    Paid-in     Accumulated
                                   Shares     Amount     Capital       Deficit        Total
                                 ----------  --------  -----------  -------------  -----------

BALANCES AT JANUARY 1, 1997            100        $1      $12,021       ($91,456)    ($79,434)

          Net income                                                       3,522        3,522
                                 ----------  --------  -----------  -------------  -----------
BALANCES AT DECEMBER 31, 1997          100         1       12,021        (87,934)     (75,912)

          Net loss                                                        (5,034)      (5,034)
                                 ----------  --------  -----------  -------------  -----------
BALANCES AT DECEMBER 31, 1998          100         1       12,021        (92,968)     (80,946)

          Net income                                                       6,478        6,478
                                 ----------  --------  -----------  -------------  -----------
BALANCES AT DECEMBER 31, 1999          100        $1      $12,021       ($86,490)    ($74,468)
                                 ==========  ========  ===========  =============  ===========

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
                                                                               1999           1998           1997
                                                                          -------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $6,478        ($5,034)       $3,522
       Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
           Deferred tax provision                                                1,398            153         2,000
           Depreciation and amortization                                        16,216         14,868        13,859
           Provision for losses on accounts receivable                             653          1,053            90
           Deferred compensation                                                 3,050         (1,725)        2,300
           (Gain) loss on disposal of property and equipment                         1            (14)           (6)
           Extraordinary item - loss on early extinguishment of debt                 -          8,282           386
           Loss on write-off of start-up costs                                       -            201             -
            Changes in operating assets and liabilities (net of
               purchased businesses):
               Accounts receivable                                               2,657           (357)       (6,113)
               Inventories                                                      (1,659)        (2,689)        3,612
               Prepaid expenses and other assets                                (2,225)         1,450        (2,609)
               Accounts payable                                                   (708)         3,586       (11,950)
               Accrued and other liabilities                                       265         (6,840)        3,468
               Deferred revenues                                                 1,939          9,614         4,643
               Net assets and liabilities of discontinued operations            (1,775)        (4,686)      (10,396)
                                                                          -------------   ------------   -----------
                    Net cash provided by operating activities                   26,290         17,862         2,806
                                                                          -------------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                    (11,967)       (10,303)       (4,613)
       Proceeds from sale of property and equipment                                 97             80            46
       Net changes in intangible assets                                           (451)        (3,078)      (10,805)
       Loans receivable                                                           (712)             -             -
       Purchase of Ehlert Publishing Group, Inc.                                     -              -       (20,889)
       Purchase of Camping World, Inc., net of cash acquired                         -              -       (97,418)
       Purchase of AGI Real Estate Holding, Inc., net of cash acquired               -         (9,247)            -
                                                                          -------------   ------------   -----------
                    Net cash used in investing activities                      (13,033)       (22,548)     (133,679)
                                                                          -------------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Redemption premium on prepayment of long-term debt                            -         (5,176)            -
       Borrowings on long-term debt                                             86,334        241,123       205,580
       Principal payments of long-term debt                                    (98,243)      (232,424)      (70,682)
                                                                          -------------   ------------   -----------
                    Net cash provided by (used in) financing activities        (11,909)         3,523       134,898
                                                                          -------------   ------------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,348         (1,163)        4,025

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   2,863          4,026             1
                                                                          -------------   ------------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 4,211        $ 2,863       $ 4,026
                                                                          =============   ============   ===========

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

          DESCRIPTION OF THE BUSINESS - The Company is a membership based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America. The Company markets club memberships, merchandise and services to RV owners, and camping and golf enthusiasts. The Company also publishes magazines, directories and books.

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

          CONCENTRATION OF CREDIT RISK - The Company is potentially subject to concentrations of credit risk in accounts receivable. Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographical dispersion.

          INVENTORIES - Inventories are stated at lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for approximately 89.4% and 91.5% of the Company's inventories at December 31, 1999 and 1998, respectively, and the first-in, first-out ("FIFO") method for all other inventories. The FIFO and LIFO values approximate the current market cost. Inventories consist of retail travel and leisure specialty merchandise.

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

          LONG-TERM DEBT - The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities. The fair value of the Company's long-term debt was $288.4 million as of December 31, 1999.

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

          PUBLICATIONS REVENUE AND EXPENSE - Newsstand sales of publications and related expenses are recorded at the time of delivery, net of estimated provision for returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed.

          START-UP ACTIVITY COSTS - In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires that costs of start-up activities be expensed as incurred. The Company implemented SOP 98-5 effective December 31, 1998, and recorded a charge of $124,000, which was net of a $77,000 income tax benefit, to reflect the cumulative effect of this change in accounting principle.

          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company currently has no items related to SFAS 133 other than the income/loss related to the interest floor and cap transaction agreement discussed in Note 6. This SFAS will be implemented January 1, 2001. The adoption by the Company of SFAS 133 is not expected to have a material effect on its results of operations or on its financial position.

2.        ACQUISITIONS

          On April 2, 1997, the Company acquired the common stock of Camping World, Inc. ("CWI") for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. On March 6, 1997, AGI acquired the stock of Ehlert Publishing Group, Inc. ("EPG") for $22.4 million. The operating results of CWI and EPG have been included in the Company's consolidated results of operations from the dates of their respective acquisition. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of these companies have been recorded at their estimated fair value at the date of their respective acquisitions. In connection with these acquisitions, the Company has recorded goodwill of approximately $67,567,000.


          The following unaudited pro forma results of operations for the year ended December 31, 1997 assumes the acquisition of CWI and EPG occurred as of January 1, 1997. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had these acquisitions occurred on January 1, 1997, or of the future results of operations of the Company (in thousands).

                                                                      1997
                                                               ----------------
               Revenue                                              $343,492
               Income from continuing operations                       2,047
               Net income (loss)                                       1,514


3.        PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31 (in thousands):

                                                1999          1998
                                            -----------   -----------
          Land                                $ 18,762      $ 18,289
          Building and improvements             43,042        38,319
          Furniture and equipment               24,266        18,151
          Software                               8,220         6,595
          Systems development in progress          555         2,623
                                            -----------   -----------
                                                94,845        83,977
          Less: accumulated depreciation       (21,152)      (14,560)
                                            -----------   -----------
                                              $ 73,693      $ 69,417
                                            ===========   ===========

4.        INTANGIBLE ASSETS

          Intangible assets consisted of the following at December 31 (in thousands):

                                                                1999          1998
                                                            -----------   -----------
          Goodwill                                           $ 184,511     $ 184,511
          Membership and customer lists                          3,947         3,947
          Resort and golf course participation agreements       13,642        13,744
          Noncompete and deferred consulting agreements         28,015        28,015
          Deferred financing costs                              15,718        15,350
                                                            -----------   -----------
                                                               245,833       245,567
          Less: accumulated amortization                       (57,088)      (48,650)
                                                            -----------   -----------
                                                             $ 188,745     $ 196,917
                                                            ===========   ===========


5.        ACCRUED LIABILITIES

          Accrued liabilities consisted of the following at December 31 (in thousands):

                                         1999          1998
                                     -----------   -----------
          Compensation and benefits     $ 8,506       $ 8,611
          Other accruals                 15,132        14,139
                                     -----------   -----------
                                       $ 23,638      $ 22,750
                                     ===========   ===========

6.        LONG-TERM DEBT

          The following reflects outstanding long-term debt as of December 31 (in thousands):

                                                              1999          1998
                                                          ------------  -----------
          AGHI Senior Notes                                 $ 130,000    $ 130,000
          Camping World management incentive obligation        10,000       10,000
          AGI Senior Credit Term Loan Facility:
               Term A                                          64,000       70,000
               Term B                                          59,400       60,000
               Revolving credit line                           27,384       31,475
          Other long-term obligations                           2,774        3,992
                                                          ------------  -----------
                                                              293,558      305,467
          Less: current portion                                (8,885)      (7,804)
                                                          ------------  -----------
                                                            $ 284,673    $ 297,663
                                                          ============  ===========

          On April 2, 1997, AGHI issued a total of $130.0 million of senior notes ("AGHI Senior Notes"). The notes bear interest at the rate of 11% per annum with interest payable semi-annually each April 1 and October 1, and mature on April 1, 2007. The AGHI Senior Notes are redeemable, in whole or in part, at the option of the Company any time on or after April 1, 2002, starting at a redemption price of 105.5% of the principal amount plus accrued interest to the redemption date. These notes are general unsecured obligations of AGHI and rank pari passu with all existing indebtedness of AGHI and senior in right of payment to all existing and future subordinated indebtedness of the Company.

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

          On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans ("Term A" and "Term B") aggregating $130.0 million and a revolving credit facility of $70.0 million. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of December 31, 1999, the average interest rates on the term loans and revolving credit facility were 9.61% and 9.18%, respectively, and permitted borrowings under the undrawn revolving line were $42.5 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.
          The term loans have quarterly scheduled payments of $2.15 million in 2000. The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2006, respectively. The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $5.0 million may be allocated to such letters of credit. As of December 31, 1999, the Company had letters of credit in the amount of $79,718 outstanding. The funds were used to redeem the $120.0 million, 11.5%, AGI Senior Subordinated Notes issued in 1993 at 104.313% of par, retire the AGI Senior Credit Facility established April 2, 1997 and to fund the acquisition of AGI Real Estate Holding, Inc., the Company's corporate facilities in Ventura, California. The AGI Revolving Credit and Term Loan Facility is secured by a security interest in virtually all the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries.

          Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three-month LIBOR index. The floating rate is adjusted quarterly and was 6.205% at December 31, 1999. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the LIBOR base rate over 6% on $75.0 million of the AGI Revolving Credit and Term Loan Facility.

          The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to AGI's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. For the year ended December 31, 1999 AGI generated $17.4 million of Excess Cash Flow, as defined. Under the terms of the AGI Revolving Credit and Term Loan Facility AGI will prepay in the first quarter of 2000, on a pro-rata basis, in inverse order of maturity, the term loans equal to 65% of the Excess Cash Flow. The remaining balance of Excess Cash Flow will be distributed to AGHI as a restricted junior payment.

          The AGHI indenture, pursuant to which the AGHI Senior Notes were issued, and the AGI Revolving Credit and Term Loan Facility individually contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. Under the terms of the Senior Notes, AGHI is permitted to make dividend payments subject to certain limitations and minimum operating covenants. As of December 31, 1999 AGHI exceeded such minimum operating covenants and will make a dividend payment to AGHC in the first quarter of 2000 equal to $5.7 million. The Company was in compliance with all debt covenants at December 31, 1999.

          The aggregate future maturities of long-term debt at December 31, 1999 are as follows (in thousands):

                                 2000       $ 8,885
                                 2001        10,928
                                 2002        23,702
                                 2003        15,642
                                 2004        48,001
                           Thereafter       186,400
                                          ----------
                                Total     $ 293,558
                                          ==========

7.        INCOME TAXES

          The components of the Company's income tax expense from continuing operations for the year ended December 31, consisted of (in thousands):

                                  1999       1998        1997
                              ---------------------------------
          Current:
             Federal            $ 7,075     $ 6,233    $ 2,931
             State                  938         675        360
             Deferred            (2,372)     (2,486)     3,823
                              ---------------------------------
          Income tax expense    $ 5,641     $ 4,422    $ 7,114
                              =================================

          A reconciliation of income tax expense from continuing operations to the federal statutory rate for the year ended December 31, is as follows (in thousands):

                                                               1999       1998       1997
                                                           --------------------------------
          Income taxes computed at federal statutory rate     $ 3,620    $ 2,353   $ 4,408
          State income taxes - net of federal benefit             310        202       561
          Permanent difference -
             Amortization of goodwill                           1,529      1,529     1,959
             Other                                                182        338       186
                                                           --------------------------------
          Income tax expense                                  $ 5,641    $ 4,422   $ 7,114
                                                           ================================

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax asset at December 31 are (in thousands):

                                                                      1999       1998
                                                                 ----------------------
               DEFERRED TAX LIABILITIES:
               Accelerated depreciation                             $(1,297)   $(1,317)
               Prepaid expenses                                      (2,994)    (2,782)
               Directory revenue                                        (35)      (218)
               Intangible assets                                     (1,198)    (1,067)
               Basis difference on building and land acquired        (7,612)    (7,395)
               Other                                                   (571)      (388)
                                                                 ----------------------
                                                                    (13,707)   (13,167)

               DEFERRED TAX ASSETS:
               Intangible assets                                      1,034        596
               Deferred revenues                                     12,095     12,445
               Accrual for employee benefits and severance            1,482      1,109
               Accrual for deferred phantom stock compensation        1,769      1,351
               Net operating loss carryforward                            -      3,473
               Tax credits                                            1,832      1,822
               Claims reserves                                        1,209        718
               Accounts receivable reserve                              251        351
               Building lease abandonment reserve                       152        164
               Sales returns                                             45         62
               Reserve for resort cards                               1,878      1,608
               Unicap adjustment                                        329        305
               Deferred compensation                                  1,210          -
               Other reserves                                            64        204
                                                                 ----------------------
                                                                     23,350     24,208

               Valuation allowance                                   (5,163)    (5,163)

                                                                 ----------------------
               Net deferred tax asset                               $ 4,480    $ 5,878
                                                                 ======================

          The Company and its subsidiaries are parties to a tax-sharing agreement with the Company's parent; however, taxes are determined on a separate company basis. As part of this tax-sharing agreement, AGHC is compensated for its usable share of separate company federal tax losses. As such, accrued income taxes on the balance sheet are due to AGHC. At December 31, 1999, the Company has alternative minimum tax credit (AMT) carryforwards remaining of approximately $1.6 million and general business credit carryforwards attributable to a subsidiary of approximately $247,000.


8.        COMMITMENTS AND CONTINGENCIES

          LEASES - The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates. Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 1999 are as follows (in thousands):

                            2000       $ 6,497
                            2001         6,137
                            2002         5,444
                            2003         5,260
                            2004         5,114
                      Thereafter        18,562
                                    -----------
                           Total      $ 47,014
                                    ===========

          During 1999, 1998, and 1997, respectively, approximately $6,819,000, $7,737,000, and $6,614,000 of rent expense was charged to costs and expenses.

          LITIGATION - From time to time, the Company is involved in litigation arising in the normal course of business operations.

          On January 28, 1998, Travel America, Inc., First Nationwide Resort Management, Inc., Revcon Motorcoach, Inc., Adventure Resorts of America, Inc., Thousand Adventures, Inc., and other related entities filed a complaint in the Superior Court of California in Orange County, California, against Camp Coast to Coast, Inc., Affinity Group, Inc., certain employees and former employees of Camp Coast to Coast, Inc. and Affinity Group, Inc. and certain membership campground resorts within the Coast to Coast system. The complaint relates to the termination by the plaintiffs of their affiliation contracts with Camp Coast to Coast, Inc. The suit alleges causes of action for breach of contract, unfair competition, interference with contracts, interference with prospective economic advantage, misappropriation of trade secrets, fraud, defamation, accounting, conspiracy and injunctive relief. The suit seeks compensatory damages, injunctive relief, general and special damages, punitive damages and an accounting. The Company and all other defendants believe the complaint to be without merit and intend to vigorously defend the action and assert all available rights and seek all appropriate remedies. The case is currently scheduled for trial during the second quarter of 2000. The Company and all other defendants believe that such litigation will not have a material adverse effect on its results of operations or on its financial position.

          EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain officers. The agreements include, among other things, one year's severance pay beyond the termination date.

9.        RELATED-PARTY TRANSACTIONS

          Effective June 1995, the Company entered into a lease agreement for its corporate facilities in Ventura, California (the Lease Agreement) with AGI Real Estate Holding, Inc. ("AGIRE"). On November 13, 1998, AGI purchased AGIRE for $9,247,000 in cash plus assumption of debt in the amount of $2,413,000 which approximated the fair market value. The previous owners of AGIRE are minority shareholders of AGHC and are also related to the Company's Chairman.

          In January 1997, the Company funded a $1.0 million loan to its President. The loan was paid in full in 1999. In addition, in September 1997, the Company paid a $0.5 million finders fee to a company owned by the President of the Company.

          Certain directors of the Company are partners in partnerships that lease facilities to the Company under long-term leases. For year ended December 31, 1999, payments under these leases were approximately $2.6 million. Future commitments under these leases total approximately $21.4 million. The leases expire at various dates from December 2000 through September 2011, subject to the right of the Company to exercise renewal options.

          The Company has two notes receivable from affiliates (See Note 15).

          During 1999, the Chairman acquired a 46.9% shareholder interest in the parent company of National Alliance Insurance Company ("NAIC"). NAIC is a regulated property and casualty insurance company domiciled in the state of Missouri with active licenses in 39 other states. Its principal book of business is derived by marketing insurance products to the Camping World President's Club members. Under the terms of an exclusive marketing agreement entered into December 31, 1998, the Company earns a marketing fee based upon NAIC annual written premiums. The agreement runs through December 31, 2018 or may be terminated sooner by either party after June 30, 2007 with a minimum of 18 months notice. In 1999 and 1998 marketing fees earned totaled $2.6 million and $2.5 million, respectively. Further, an additional director of AGHI also serves as director of NAIC and its parent.


10.       STATEMENTS OF CASH FLOWS

          Supplemental disclosures of cash flow information for December 31 (in thousands) :

                                                   1999        1998         1997
                                                ----------  ----------   ----------
               Cash paid during the year for:
                 Interest                        $ 29,485    $ 34,794     $ 23,657
                 Income taxes                       4,011       5,128          813

          The Company entered into the following non-cash investing transactions:

               1999:
                    The Company received proceeds of 17,100 shares of Series A preferred stock valued at $18,631,000 on the sale of Affinity Bank.

               1998:
                    The Company assumed $2,413,000 of liabilities in the acquisition of AGIRE. Further, the Company received a note receivable of $3,100,000 in the sale of Affinity Insurance Group, Inc.

               1997:
                    The Company assumed $52,057,000 and $5,531,000 of liabilities in the acquisitions of CWI and EPG, respectively.



11.       BENEFIT PLAN

          The Company has a 401(k) deferred savings and profit sharing plan. Employees must have attained age 21 and completed 1 year of service with a minimum of 1,000 hours to participate in the plan. Employees may contribute up to 15% of their salaries, and the Company matches these employee contributions at the rate of 75%, up to 6% of the employee's salary. Vesting of the Company's contribution occurs ratably over 5 years at which time the participants are 100% vested. Contributions are limited to the maximum amount deductible for federal income tax purposes during the year. The Company's contributions to the plan totaled approximately $1,273,000, $1,204,000, and $953,000 for 1999, 1998, and 1997, respectively.


12.       DEFERRED PHANTOM STOCK COMPENSATION

          The Company has deferred compensation agreements with certain officers. The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company. Deferred compensation is included in other long-term liabilities as if fully vested. Deferred compensation to be paid in 2000 has been classified in current liabilities. This deferred compensation is subject to vesting under the terms of the individual agreements. Vesting periods range from 20% per year over a five year period to immediate vesting upon entering an agreement.


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

          The Company does not allocate income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):

                                                    Membership
                                                     Services    Publications     Retail  Consolidated
                                                   ----------------------------------------------------
          YEAR ENDED DECEMBER 31, 1999
               Revenues from external customers      $ 120,410      $  61,554  $ 199,861     $ 381,825
               Interest income                               3              7         39            49
               Interest expense                            -            2,790     12,805        15,595
               Depreciation and amortization             4,585          1,190      6,625        12,400
               Segment profit (loss)                    31,436         12,931       (947)       43,420
               Segment assets                           80,137         72,819    154,046       307,002
               Expenditures for segement assets          1,784            331      8,851        10,966

                                                    Membership
                                                     Services    Publications     Retail  Consolidated
                                                   ----------------------------------------------------
          YEAR ENDED DECEMBER 31, 1998
               Revenues from external customers      $ 116,325      $  60,354  $ 182,367     $ 359,046
               Interest income                             -               25        374           399
               Interest expense                            -            2,932     12,426        15,358
               Depreciation and amortization             4,085          1,233      5,975        11,293
               Segment profit (loss)                    35,768         10,125       (730)       45,163
               Segment assets                           83,049         74,066    150,938       308,053
               Expenditures for segement assets          1,927            417      6,929         9,273

                                                    Membership
                                                     Services    Publications     Retail  Consolidated
                                                   ----------------------------------------------------
          YEAR ENDED DECEMBER 31, 1997
               Revenues from external customers      $ 114,175      $  53,891  $  132,953    $  301,019
               Interest income                              31             31          74           136
               Interest expense                            -            2,686       7,693        10,379
               Depreciation and amortization             5,372          2,000       4,259        11,631
               Segment profit (loss)                    38,648          9,908      (1,205)       47,351
               Segment assets                           82,444         75,172     147,832       305,448
               Expenditures for segement assets          1,093            290       2,126         3,509

          The following is a summary of the reconciliations of reportable segments to the Company's consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                                    1999             1998           1997
                                                                               -------------    -------------  -------------
          INTEREST INCOME
          Total interest income for reportable segments                            $     49         $    399            136
          Other non-allocated interest income                                           835              196            338
                                                                               -------------    -------------  -------------
                  Total interest income                                            $    884         $    595       $    474
                                                                               =============    =============  =============

          INTEREST EXPENSE
          Total interest expense for reportable segments                           $ 15,595         $ 15,358       $ 10,379
          Elimination of intersegment interest expense                              (15,589)         (15,285)       (10,318)
          Other non-allocated interest expense                                       29,421           32,345         28,238
                                                                               -------------    -------------  -------------
                  Total interest expense                                           $ 29,427         $ 32,418       $ 28,299
                                                                               =============    =============  =============

          DEPRECIATION AND AMORTIZATION
          Total depreciation and amortization for reportable segments              $ 12,400         $ 11,293       $ 11,631
          Unallocated depreciation and amortization expense                           3,816            3,575          2,228
                                                                               -------------    -------------  -------------
                  Total consolidated depreciation and amortization                 $ 16,216         $ 14,868       $ 13,859
                                                                               =============    =============  =============

          INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
                  TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
                  ACCOUNTING CHANGE                                                 1999             1998           1997
                                                                               -------------    -------------  -------------
          Total profit for reportable segments                                     $ 43,420         $ 45,163       $ 47,351
          Unallocated depreciation and amortization expense                          (3,816)          (3,575)        (2,228)
          Unallocated G & A expense                                                 (16,263)         (18,088)       (14,948)
          Unallocated interest expense, net                                         (28,586)         (32,149)       (27,900)
          Elimination of intersegment interest expense                               15,589           15,285         10,318
                                                                               -------------    -------------  -------------
                  Income From Continuing Operations Before Income Taxes,
                  Extraordinary Item and Cumulative Effect of Accounting
                  Change                                                           $ 10,344         $  6,636       $ 12,593
                                                                               =============    =============  =============

          ASSETS
          Total assets for reportable segments                                    $ 307,002         $308,053       $305,448
          Capitalized finance costs not allocated to segments                         8,067            8,764         10,072
          Corporate unallocated assets                                               51,872           32,736         25,074
          Net long-term assets of discontinued operations                                 -          146,616         47,671
                                                                               -------------    -------------  -------------
                  Consolidated total                                              $ 366,941         $496,169       $388,265
                                                                               =============    =============  =============


          CAPITAL EXPENDITURES
          Total expenditures for assets for reportable segments                    $ 10,966          $ 9,273        $ 3,509
          Other asset expenditures                                                    1,001            1,030          1,104
                                                                               -------------    -------------  -------------
                  Total capital expenditures                                       $ 11,967          $10,303        $ 4,613
                                                                               =============    =============  =============


          MAJOR CUSTOMERS- Included in revenues in 1999, 1998 and 1997 are $18.2 million, $14.0 million, and $20.7 million, respectively, received under contracts from one customer of the Company. These revenues have been reported in the Membership Services segment.

14.       SELECTED UNAUDITED QUARTERLY INFORMATION

          The following is a summary of selected quarterly information for the years ended December 31, 1999 and 1998 (in thousands):

                                                     March 31,    June 30,    September 30,     December 31,
                                                       1999         1999          1999              1999
                                                     ------------------------------------------------------
           Total revenue                             $84,716    $ 102,058       $ 99,888          $ 95,163
           Gross profit                               28,725       36,833         33,804            37,282
           Income (loss) from continuing operations     (408)       2,030            706             2,375
           Net income (loss)                            (486)       2,711          1,557             2,696

                                                     March 31,    June 30,    September 30,     December 31,
                                                       1998         1998          1998              1998
                                                     ------------------------------------------------------
           Total revenue                             $77,923    $  98,177       $ 94,503          $ 88,443
           Gross profit                               26,013       34,475         31,281            31,794
           Income (loss) from continuing operations   (1,445)       2,089            679               891
           Net income (loss)                          (1,838)       1,791            343            (5,330)

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

          During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of AB, subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximates market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The Company received regulatory approval to sell AB and subsequently closed the transaction on September 30, 1999. In consideration for the stock of AB, Affinity Group Thrift Holding Corporation ("AGTHC") received 17,100 shares of Series A Preferred stock of the purchaser, ABH, valued at $18,631,000. In the fourth quarter of 1999, AGTHC agreed to convert and exchange the preferred stock for a Capital Note. The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 1, 2014. In addition, AGTHC, although required to be consolidated with the Company, is recognized as an "unrestricted" or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

          On December 31, 1998, the Company sold Affinity Insurance Group, Inc. to Adams Insurance Holding LLC, a Minnesota limited liability company wholly-owned by Stephen Adams, the Company's Chairman, in exchange for a promissory note in the amount of $3.1 million, which approximated the fair market value. This note accrues interest at a per annum rate equal to the interest rate on the senior secured borrowings of AGI.

          The results of operations of NAFE, AINS and AB have been classified as discontinued operations in the accompanying financial statements.

          Information relating to the operations of NAFE, AINS and AB for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                      1998          1997
                                                  -----------   -----------
               Revenues                             $ 11,989       $ 3,664
               Costs applicable to revenues           13,903         5,810
                                                  -----------   -----------
               Gross profit (loss)                    (1,914)       (2,146)
               Operating expenses                        222           152
                                                  -----------   -----------
               Loss from operations                   (2,136)       (2,298)
               Income tax benefit                        201           874
               Loss on disposal, net of taxes            (54)         (294)
                                                  ===========   ===========
               Loss from discontinued operations    $ (1,989)      $(1,718)
                                                  ===========   ===========

          The assets and liabilities of AINS and AB are included in the accompanying consolidated balance sheet as of December 31, 1998 as follows (in thousands):

                                                              1998
                                                          -----------
               Current assets:
                       Cash                                 $ 23,027
                       Investments                             1,992
                       Prepaid expenses and other assets         255
                                                          -----------
                              Total current assets            25,274

               Current liabilities:
                       Accrued liabilities                       707
                       Customer deposits                     154,163
                                                          -----------
                              Total current liabilities      154,870
                                                          -----------
                       Net current liabilities             $(129,596)
                                                          ===========

               Long-term assets:
                       Property and equipment                $ 2,420
                       Loans receivable                      143,443
                       Intangible assets                         (74)
                       Other assets                              827
                                                          -----------
                       Net long-term assets                 $146,616
                                                          ===========

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
               (IN THOUSANDS)

                                                                Additions
                                                   Balance at   Charged to                  Balance at
                                                   Beginning    Costs and                      End
                                                   of Period     Expenses   Deductions      of Period
                                                   ---------    ----------  ----------      ----------
Description:

Year ended December 31, 1999:
     Allowance for doubtful accounts receivable      $ 1,071      $ 653       $ 777 (a)      $ 947

Year ended December 31, 1998:
     Allowance for doubtful accounts receivable      $ 731        $ 1,053     $ 713 (a)      $ 1,071

Year ended December 31, 1997:
     Allowance for doubtful accounts receivable      $ 1,081      $ 90        $ 440 (a)      $ 731

(a) Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS FOR THE REGISTRANT


The executive officers and directors of the Company are as follows:

NAME                                      AGE                 POSITION
----                                      ---                 --------
Stephen Adams......................        62       Chairman of the Board of the Company and AGI
Joe McAdams........................        56       President, Chief Executive Officer of the Company and AGI, and Director
Wayne Boysen.......................        69       Director
David Frith-Smith..................        54       Director
Michael Schneider..................        45       Chief Operating Officer of AGI
Mark J. Boggess....................        44       Vice President and Chief Financial Officer of the Company and Senior Vice
                                                    President and Chief Financial Officer of AGI
David Block........................        51       Senior Vice President of AGI
Michael Blumer.....................        54       Senior Vice President of AGI
Murray S. Coker....................        59       Senior Vice President of AGI
Thomas A. Donnelly.................        43       President of Camping World, Inc. and Director
John Ehlert........................        54       Director
David B. Garvin....................        56       Director
George Parker......................        60       Director


Stephen Adams has been Chairman of the Company since December, 1988. Since the 1970's, Mr. Adams has served as Chairman of privately-owned banking, bottling, publishing, outdoor advertising, television and radio companies in which he holds a controlling ownership interest. Mr. Adams is also Chairman and the controlling shareholder of Adams Outdoor Advertising, Inc., the managing general partner of Adams Outdoor Advertising Limited Partnership. Further, Mr. Adams holds a 46.9% ownership interest in National Alliance Insurance Company.

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

David B. Garvin founded Camping World in 1966 and served as President of Camping World from 1966 to 1986 and as its Chairman of the Board of Directors since 1986. Mr. Garvin is also a director of Trans Financial Bancorp, Inc. Mr. Garvin and Mr. Donnelly are first cousins.

George Parker is the Associate Dean for Academic Affairs and Director of the MBA Program at the Graduate School of Business at Stanford University. Prior to 1973, Mr. Parker was an Assistant/ Associate Professor of Finance at the Graduate School of Business at Columbia University. He currently serves on the Board of Directors for various companies including Continental Airlines, Inc., Tejon Ranch Co., Dresdner/ RCM Mutual Funds, and Barclays Global Investors Funds Inc. He also provides consulting services to various corporations and banks on financial management and corporate strategy, and has had numerous financial management works published.

Directors are elected for terms of one year or until their successors have been duly elected.

ITEM 11:  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid by the Company to the Company's Chief Executive Officer and each of the four other highest compensated executive officers (determined as of the Company's year ended December 31, 1999) and for the previous two years.

         SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL                            ANNUAL COMPENSATION
------------------                            -------------------      OTHER ANNUAL          ALL OTHER
POSITION                         YEAR         SALARY     BONUS(1)    COMPENSATION(1)(2)    COMPENSATION(3)
--------                         ----         ------     --------    ------------------    ---------------
Stephen Adams....................1999       $726,914     $1,781,040                              $35,132
  Chairman of the Board          1998        699,992      1,473,090                               79,796
                                 1997        699,992      1,539,030                               78,924

Joe McAdams, President...........1999        103,846        593,680      $1,319,608 (4)            9,527
  Chief Executive Officer        1998         99,999        491,030                                6,891
                                 1997         99,998        513,010                                7,557

Thomas A. Donnelly...............1999        233,654        296,840                                7,899
  President of Camping World     1998        214,904        245,515                                7,991
                                 1997        168,750        235,980                                4,160

Michael Schneider................1999        218,077        296,840          56,333 (4)            8,477
  Chief Operating Officer        1998        210,000        245,515          56,333 (4)            8,364
                                 1997        206,423        318,980          56,333 (4)            8,117

Murray S. Coker..................1999        197,038        184,447                                9,342
  Senior Vice President of AGI   1998        180,256        156,838                                9,715
                                 1997        119,250              -                                6,902

-----------

(1) Compensation defined as "Bonus" and "Other Annual Compensation" is eligible, at the election of the employee, to be contributed to the AGHC Key Employee Security Option Plan ("KEYSOP"). See "Management Agreements with Executive Officers".

(2) Personal benefits are the lesser of (i) 10% of total annual salary and bonus (ii) $50,000, except as described in Note (3) below.

(3) Represents company contributions to 401(k) and split dollar life insurance economic benefit.

(4) Under the terms of the phantom stock agreements, Mr. Schneider received $56,333 in 1999, 1998 and 1997 and Mr. McAdams received
            $1,319,608 in 1999.   The 1999 payments were contributed to the
            KEYSOP.

The Company does not have any outstanding stock options or restricted stock grants. The Company has phantom stock agreements and a non-qualified deferred compensation plan for certain of its officers. See "Management Agreements with Executive Officers".

AGREEMENTS WITH EXECUTIVE OFFICERS

Mr. Adams and the Company are parties to an amended employment agreement providing for his employment as the Chairman of the Company through September 1, 2000. The base salary for Mr. Adams is $700,000 and his incentive compensation is 3% of operating profits (as defined in the agreement).

In January 1999, AGHC introduced a Key Employee Security Option Plan ("KEYSOP") for key employees of AGHI and its subsidiaries. This non-qualified deferred compensation plan allows key employees the option to contribute specific compensation, including bonuses, incentive compensation, and phantom stock payments to the KEYSOP. Contributions to the KEYSOP from AGHI employees totaled $3.1 million in 1999.

In January 1997, the Company funded a $1.0 million loan to Mr. McAdams. This loan was paid in full during 1999.

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

The following table sets forth the current awards outstanding under the program as of December 31, 1999. As of December 31, 1999, the aggregate accrued liability under the Company's phantom stock incentive program was approximately $4.7 million, of which $1.6 million has been reflected as current in the financial statements.

                                                               FULL     VESTED
   OFFICER/DIRECTOR                                          INTEREST   AMOUNT
   ----------------                                          --------   ------
   Joe McAdams ............................................    2.50%    2.50%
   Mike Schneider .........................................    1.80%    1.80%
   Thomas A. Donnelly......................................    1.80%    1.00%
   Mark Boggess............................................    0.75%    0.75%
   David Block (1).........................................    0.10%    0.10%
   Murray S. Coker.........................................    0.25%    0.14%
   All Other Employees.....................................    0.30%    0.20%
--------------------


(1) In addition, Mr. Block entered into a phantom stock agreement with a subsidiary of AGI. Under the terms of the agreement, Mr. Block was granted 5% phantom interest in the subsidiary vesting 1% annually beginning January 1997. The value of the phantom interest is based on the increase in the value of the subsidiary and is based on a formula that is intended to approximate the fair market value of the subsidiary.

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

Stephen Adams, the Chairman and a director of the Company, has an amended employment agreement with AGI through September 1, 2000 under which Mr. Adams receives a base salary of $700,000 plus incentive compensation of 3% of operating profits (as defined).

Joe McAdams, the President and Chief Executive Officer and a director of the Company, has phantom stock agreements with AGI pursuant to which Mr. McAdams received a $1.3 million payment in 1999 and holds an additional a 2.5% phantom stock interest which is fully vested.

In connection with the Company's acquisition of Camping World, the Company entered into consulting and non-competition agreements with David B. Garvin, a director of the Company and formerly the Chairman of Camping World, and Thomas
A. Donnelly, a director of the Company and the President of Camping World. Pursuant to the consulting and non-competition agreements, the Company paid, at closing of the Camping World acquisition, $9.5 million to Mr. Garvin and $3.4 million to Mr. Donnelly. In addition, pursuant to the management incentive agreement which the Company entered into with Mr. Donnelly and Mr. Coker at the time of the acquisition of Camping World, the Company agreed, subject to Camping World achieving certain operating goals, to pay up to $6.6 million and $1.2 million to Mr. Donnelly and Mr. Coker, respectively, over the subsequent five years. Mr. Donnelly and Mr. Coker received $880,000 and $160,000, respectively, of this amount through 1999.

Messrs. Garvin and Donnelly are partners in partnerships that lease seven facilities under long-term leases to Camping World. Additionally, Mr. Coker is also a partner in two of these partnerships. For the years ended December 31, 1999 and 1998, payments under these leases were approximately $2.54 million and $2.47 million, respectively. The leases expire during the period April 2000 and September 2011, subject to the right of Camping World to exercise renewal options. The Company believes that such leases contain lease terms as favorable as lease terms that would be obtained from independent third parties.

John Ehlert, a director of the Company, is a partner in a partnership that leases to Ehlert its research facility under a long-term lease. For the year ended December 31, 1999 and 1998, the rental payments for such facility were $46,788 and $45,600, respectively. The lease expires in October 2001, subject to the right of Ehlert to exercise renewal options. The Company believes that such lease contains lease terms as favorable as lease terms that would be obtained from independent third parties.

BONUS PLAN

The Company annually adopts bonus programs for employees, including executive officers other than Mr. Adams. Bonus payments are made based on achievement of specified operating results and/or objectives.

401 (K) SAVINGS AND PROFIT PLAN

The Company sponsors a deferred savings and profit sharing plan (the "401(k) Plan") qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). All employees over age 21 who have completed one year of service (including 1,000 hours) are eligible to participate in the 401(k) Plan. Eligible employees may contribute to the 401(k) Plan up to 15% of their salary subject to an annual maximum established under the Code and the Company matches these employee contributions at the rate of 75% up to the first 6% of the employee's salary. Employees may also make additional voluntary contributions. Effective January 1, 1999, the vesting schedule was revised from 7 years of employment to 5 years.

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

DIRECTOR COMPENSATION

The Company pays directors who are not employees (Messrs. Boysen, Ehlert, Frith-Smith, Garvin and Parker) director fees of $1,500 per month.

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

In addition, the executive officers, other than Mr. Adams who owns over 95% of the stock of the parent corporation, have received phantom stock grants under the agreements described above under the caption "Agreements with Executive Officers." The purpose of the phantom stock agreements is to provide the executive officers with an incentive to enhance the long term value of the Company with payments of the amounts earned by the executive officers provided as deferred compensation over several years.


                               BOARD OF DIRECTORS
                               ------------------

Stephen Adams          Joe McAdams      Wayne Boysen          David Frith-Smith

Thomas A. Donnelly     John Ehlert      David B. Garvin       George Parker

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a wholly-owned subsidiary of AGI Holding Corporation ("AGHC"), a privately-owned corporation. The following table sets forth, as of December 31, 1999, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to the Company to beneficially own more than 5% of the outstanding shares, each executive officer and the current sole director of AGHC, and all executive officers and directors of the Company.

                                                  Number of Shares of      Percent of
  Name and Address of Beneficial Owner                Stock Owned (1)    Common Stock
  ------------------------------------            -------------------    ------------

  Stephen Adams                                            1,404.7  (2)        95.75%
       2575 Vista Del Mar Drive
       Ventura, CA   93001

  Joe McAdams                                                  3.0              0.20%

  Mark Boggess                                                 0.2              0.01%

  All executive officers and directors as a group          1,407.9             95.96%
       (13 persons)

---------------

(1) Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares in the table.

(2) Does not include 50 shares owned by members of the Adams' family who do not reside with him.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of Affinity Bank ("AB"), subject to regulatory approval, to Affinity Bank Holdings LLC ("ABH"), an affiliate of the Company, at its net book value of $17,100,000, which in the opinion of management then approximated market value. The Company received regulatory approval and subsequently closed the transaction effective September 30, 1999. In consideration for the stock of AB, the Company received 17,100 shares of Series A Preferred stock of the purchaser, ABH, having a value of $18,631,000. In the fourth quarter of 1999, AGHTC agreed to convert and exchange the preferred stock for a Capital Note. The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 14, 2014.

During 1999 Mr. Adams acquired a 46.9% shareholder interest in the parent company of National Alliance Insurance Company (NAIC). NAIC is a regulated property and casualty insurance company domiciled in the state of Missouri with active licenses in 39 other states. Its principal book of business is derived by marketing insurance to the Camping World President's Club members. Under terms of an exclusive marketing agreement entered into December 31, 1998, the Company earns a marketing fee based upon NAIC annual written premiums. The agreement runs through December 31, 2018 or may be terminated sooner by either party after June 30, 2007 with a minimum of 18 months notice. In 1999 and 1998 marketing fees earned totaled $2.6 million and $2.5 million, respectively. Further, Mr. Wayne Boysen, a director of AGHI, also serves as director of NAIC and its parent.

For a description of the employment, consulting, non-competition, management incentive and phantom stock agreements with the Company and persons serving as an executive officer or director of the Company see "Management - Agreements with Executive Officers" and "Management - Compensation Committee Interlock and Insider Participation."

For a description of leases which subsidiaries of the Company have with partnerships in which a director of the Company has a partnership interest, see "Management Compensation Committee Interlock and Insider Participation."

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



         (a)(1) Consolidated financial statements are included in Item 8 hereto.


         (a)(2)   Consolidated financial statement schedules are included in
                  Item 8 hereto.


         (a)(3)   Listing of Exhibits:


                  The exhibits required to be a part of this report are listed in the Index to Exhibits which follows the signature page.


         (b)      Reports on Form 8-K:

                  None


         (c)      Exhibits:


                  Included in Item 14 (a) (3) above.


         (d)      Financial Statement Schedules


                  Included in Item 14 (a) (2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Denver, State of Colorado on March 17, 2000.


AFFINITY GROUP HOLDING, INC.


By                    /s/
  --------------------------------------------
Joe B. McAdams
Chief Executive Officer





Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.





                /s/               Chief Executive Officer and Director                  March 17, 2000
------------------------------    (Principal Executive Officer)
 Joe B. McAdams




                /s/               Senior Vice President and Chief                       March 17, 2000
------------------------------    Financial Officer
 Mark J. Boggess                  (Principal Financial and Accounting Officer)





                 *                Director                                              March 17, 2000
------------------------------
  Stephen Adams




                 *                Director                                              March 17, 2000
------------------------------
  David Frith-Smith



                 *                Director                                              March 17, 2000
------------------------------
  Wayne Boysen




                 *                Director                                              March 17, 2000
------------------------------
  Thomas A. Donnelly


                 *                Director                                              March 17, 2000
------------------------------
  David B. Garvin


                 *                Director                                              March 17, 2000
------------------------------
  John Elhert


                 *                Director                                              March 17, 2000
------------------------------
  George Parker




*By          /s/                                                                        March 17, 2000
------------------------------
     (Mark J. Boggess
     Attorney-in-Fact)




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

AFFINITY GROUP HOLDING, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K


FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                                           Regulation
                                                                                           S-K Exhibit
                                                                                           Table            Sequential
      Item                                                                                 Reference        Page No.
      ----                                                                                 ---------        --------
      Certificate of Incorporation of Affinity Group, Inc. (1)                             3.1

      Bylaws of Affinity Group, Inc. (1)                                                   3.2

      Indenture dated as of October 29, 1993 by and between the Company and United         4.1
           States Trust Company of New York. (2)

      First Supplemental Indenture dated as of May 17, 1994, by and between                4.2
           Company and United States Trust Company of New York.(6)

      Second Supplemental Indenture dated as of October 11, 1994, by and between           4.3
           Company and United States Trust Company of New York.(6)

      Third Supplemental Indenture dated as of December 21, 1995 by and between            4.3a
           Company and United States Trust Company of New York.(9)

      Fourth Supplemental Indenture dated as of February 1, 1996 by and between            4.3b
           Company and United States Trust Company of New York.(9)

      Form of 11 1/2% Senior Subordinated Notes due 2003. (2)                              4.4

      Credit Agreement dated October 11, 1994 among Affinity Group, Inc. and First Bank    4.5
           National Association, as Agent, and First National Association and GIRO
           Credit Bank, as Banks. (3)

      First Amendment to Credit Agreement as of November 10, 1994, between Affinity        4.6
           Group, Inc. and First National Bank National Association, as Agent. (6)

      Credit Agreement dated as of April 2, 1997 among Affinity Group, Inc., Fleet         4.7
           National Bank, as agent, and the banks named therein. (11)

      Change in Registrant's Accountants (14)                                              4.8

      Credit Agreement dated as of November 13, 1998 among Affinity Group, Inc., Fleet     4.9
           National Bank, as agent, and the banks named therein. (15)

                                                                                           Regulation
                                                                                           S-K Exhibit
                                                                                           Table            Sequential
      Item                                                                                 Reference        Page No.
      ----                                                                                 ---------        --------
      Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and   10.1
           its subsidiaries. (2)

      Lease for office facilities in Camarillo, California. (2)                            10.2

      Lease for office facilities in Denver, Colorado. (2)                                 10.3

      Lease Agreement for office facilities in Ventura, California (7)                     10.3a

      Investment in unrestricted subsidiary, assignment and assumption agreement and       10.4
           fourth amendment to office facility lease in Denver, Colorado. (4)

      Employment Agreement dated August 1, 1993 between Stephen Adams and the Company,     10.5
           as amended. (2)

      Phantom Stock Agreement dated January 2, 1992 between Joe McAdams and the Company.   10.6
           (2)

      Phantom Stock Agreement dated January 2, 1992 between David Block and the Company.   10.7
           (2)

      Phantom Stock Agreement dated January 2, 1992 between Michael Schneider and the      10.8
           Company. (2)

      Phantom Stock Agreement dated January 2, 1992 between Roger Ryman and the Company.   10.9
           (2)

      Phantom Stock Agreement dated January 2, 1992 between Mark J. Boggess and the        10.10
           Company. (2)

      Phantom Stock Agreement dated January 2, 1992 between K. Dillon Schickli and the     10.11
           Company. (2)

      Employment Agreement dated as of January 1, 1991 between Keith Urry and Golf Card    10.12
           International Corp. as amended. (2)

      Phantom Stock Agreement dated January 2, 1992 between Wayne Boysen and the           10.13
           Company, as amended. (2)

      Second Phantom Stock Agreement dated April 2, 1994 between Wayne Boysen and the      10.14
           Company. (4)

      Executive split-dollar life insurance agreements (4)                                 10.15

      Indemnity Agreement dated October 29, 1994, by and between Affinity Group, Inc.      10.16
           and AGI Services, Inc.(6)

      Agreement with Cross Country Motor Club, Inc. as amended. (2)                        10.17

      Working Agreement and Service Agreement with National General Insurance dated        10.18
           October 23, 1987, as amended (2)

      Amendment to National General Insurance Contract Dated January 13, 1994. (1)         10.19

                                                                                           Regulation
                                                                                           S-K Exhibit
                                                                                           Table            Sequential
      Item                                                                                 Reference        Page No.
      ----                                                                                 ---------        --------
      Amendment to Service Agreement dated March 22, 1994 by and between Affinity Group,   10.20
           Inc. and National General Insurance Company. (5)

      401 (k) Savings and Investment Plan. (2)                                             10.21

      Form of Indemnification Agreement for persons consenting to serve as directors       10.22
           upon completion of the offering and amendment thereto. (1)

      Purchase Agreement for Affinity Thrift and Loan. (8)                                 10.23

      Phantom Stock Amendment dated October 10, 1995 between Joe McAdams and the           10.24
           Company.(9)

      Phantom Stock Agreement dated December 19, 1995 between David Block and              10.25
           Affinity Road and Travel Club, Inc., a wholly owned subsidiary of the Company.(9)

      Agreement between Ganis Credit Corporation and the Company dated September,          10.26
           1995.(9)

      Stock Purchase Agreement for Ehlert Publishing Group, Inc. (10)                      10.27

      First Amendment dated January 7, 1997 to Ehlert Stock Purchase Agreement. (11)       10.28

      Addendum to National General Insurance Contract Dated January 13, 1994. (13)         10.29

      Agreement with Cross Country Motor Club, Inc. dated October 10, 1997,as amended.     10.30
           (13)

      Stock Purchase Agreement dated as of February 25, 1997, by and among the             10.31
           Shareholders of Camping World, Inc. and Affinity Group, Inc. (12)

      Engagement Agreement between JBMC, Inc. and the Company dated September 8, 1996.     10.32
           (13)

      Note Receivable dated December 30, 1996 between Joe McAdams and the Company. (13)    10.33

      Amendment to Employment Agreement dated August 1, 1993 between Stephen Adams and     10.34
           the Company (13)

      Form of Phantom Stock Agreements, between certain executives and the                 10.35
           Company (13)

      Amendment to Employment Agreement dated August 1, 1993                               10.36
           between Stephen Adams and the Company (16)

      Purchase Agreement for AGI Real Estate Holdings, Inc. (16)                           10.37

      Sales Agreement for Affinity Insurance Group, Inc. (16)                              10.38

                                                                                           Regulation
                                                                                           S-K Exhibit
                                                                                           Table            Sequential
      Item                                                                                 Reference        Page No.
      ----                                                                                 ---------        --------
      Stock Purchase Agreement between Affinity Group Thrift Holding Corp. and Affinity    10.39
           Bank Holdings LLC (17)

      Member Control Agreement of Affinity Bank Holdings LLC (17)                          10.40

      Closing Agreement between Affinity Group Thrift Holding Corp. and Affinity Bank      10.41
           Holdings LLC (17)

      Amendment to Employment Agreement dated August 1, 1993 between Stephen Adams and     10.42            70
           the Company

      Subsidiaries of the Registrant                                                       21               71

      Power of Attorney                                                                    24               72


---------------

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

(16) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference herein.

(17) Filed with the Company's Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.



     A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit. Such request should be sent to Affinity Group, Inc., 64 Inverness Drive East, Englewood, Colorado 80112, Attention: Chief Financial Officer