Form 10-Q
period 2000-03-31
AFFINITY GROUP HOLDING INC
filed 2000-05-09
CIK 1038622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

FOR QUARTER ENDED:                                        COMMISSION FILE NUMBER
March 31, 2000                                                   333-26389
         -------------------------------------------------------------------

                          AFFINITY GROUP HOLDING, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              59-2922099
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

64 Inverness Drive East                                          (303) 792-7284
Englewood, CO  80112                                     (Registrant's telephone
(Address of principal executive offices)            number, including area code)

        --------------------------------------------------------------------


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


                                                            OUTSTANDING AS OF
CLASS                                                           MAY 9, 2000
-----                                                           ------------
Common Stock,    $.01 par value                                     100

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                              PAGE
                                                                                                              ----
PART I.  Financial Information


         ITEM 1: FINANCIAL STATEMENTS

                  Consolidated Balance Sheets                                                                     1
                  As of March 31, 2000 and December 31, 1999

                  Consolidated Statements of Operations                                                           2
                  For the three months ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows                                                           3
                  For the three months ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements                                                      4


         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                         7
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. Other Information                                                                                       13


SIGNATURES                                                                                                       14



                 AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2000 AND DECEMBER 31, 1999
                               (In Thousands)
                                 (Unaudited)


                                                             3/31/00        12/31/99
                                                           -----------  ------------
ASSETS
      CURRENT ASSETS:
          Cash and cash equivalents                          $   6,424    $   4,211
          Accounts receivable, less allowance for doubtful      22,989       20,938
          accounts
          Inventories                                           38,109       34,631
          Prepaid expenses and other assets                     13,118        9,282
                                                           -----------  ------------
              Total current assets                              80,640       69,062

      PROPERTY AND EQUIPMENT                                    75,077       73,693
      NOTES FROM AFFILIATES                                     23,005       22,443
      INTANGIBLE ASSETS                                        189,441      188,745
      DEFERRED TAX ASSETS                                        8,178        7,861
      OTHER ASSETS                                               5,084        5,137
                                                           -----------  ------------
                                                             $ 381,425    $ 366,941
                                                           -----------  ------------
                                                           -----------  ------------
LIABILITIES AND STOCKHOLDER'S DEFICIT
      CURRENT LIABILITIES:
          Accounts payable                                   $  28,378    $  19,185
          Accrued interest                                       8,746        4,936
          Accrued income taxes                                     950        1,631
          Accrued liabilities                                   22,161       23,638
          Deferred revenues                                     59,326       56,846
          Deferred tax liability                                 3,389        3,381
          Current portion of long-term debt                      9,692        8,885
                                                           -----------  ------------
              Total current liabilities                        132,642      118,502

      DEFERRED REVENUES                                         32,289       33,764
      LONG-TERM DEBT                                           292,229      284,673
      OTHER LONG-TERM LIABILITIES                                4,783        4,470
      COMMITMENTS AND CONTINGENCIES                                  -            -
                                                           -----------  ------------
                                                               461,943      441,409
                                                           -----------  ------------
      STOCKHOLDER'S DEFICIT:
          Common stock, $.01 par value, 1,000 shares
          authorized, 100 shares issued and
           outstanding                                               1            1
          Additional paid-in capital                            12,021       12,021
          Accumulated deficit                                  (92,540)     (86,490)
                                                           -----------  ------------
              Total stockholder's deficit                      (80,518)     (74,468)
                                                           -----------  ------------
                                                             $ 381,425    $ 366,941
                                                           -----------  ------------
                                                           -----------  ------------

See notes to consolidated financial statements.


                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                        ---------------------------
                                                          3/31/00       3/31/99
                                                        ------------  -------------
REVENUES:
     Membership services                                    $ 28,968    $ 28,626
     Publications                                             16,118      12,991
     Merchandise                                              45,938      43,099
                                                            --------    --------
                                                              91,024      84,716

COSTS APPLICABLE TO REVENUES:
     Membership services                                      18,220      17,426
     Publications                                             11,402       9,863
     Merchandise                                              30,251      28,702
                                                            --------    --------
                                                              59,873      55,991

GROSS PROFIT                                                  31,151      28,725

OPERATING EXPENSES:
     Selling, general and administrative                      20,719      18,877
     Depreciation and amortization                             4,299       3,940
                                                            --------    --------
                                                              25,018      22,817
                                                            --------    --------

INCOME FROM OPERATIONS                                         6,133       5,908

NON-OPERATING ITEMS:
     Interest expense, net                                    (6,848)     (7,300)
     Other non-operating income, net                             124          51
                                                            --------    --------
                                                              (6,724)     (7,249)
                                                            --------    --------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
     TAXES                                                      (591)     (1,341)

INCOME TAX CREDIT                                                291         933
                                                            --------    --------

LOSS FROM CONTINUING OPERATIONS                                 (300)       (408)

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of applicable
         income tax expense of $240 in 1999                        -         (78)
                                                            --------    --------

NET LOSS                                                    $   (300)   $   (486)
                                                            ========    ========


See notes to consolidated financial statements.


                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                             ---------------------------
                                                                                3/31/00         3/31/99
                                                                             -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       ($300)      ($486)
     Adjustments to reconcile net loss to net cash provided
        by operating activities:
        Deferred tax benefit                                                         (291)       (933)
        Depreciation and amortization                                               4,299       3,940
        Provision for losses on accounts receivable                                   673          98
        Deferred compensation                                                         350         250
        Loss on disposal of property and equipment                                      4          13
         Changes in operating assets and liabilities (net of purchased businesses):
           Accounts receivable                                                     (2,580)      2,696
           Inventories                                                             (3,478)     (1,838)
           Prepaid expenses and other assets                                       (3,661)     (1,244)
           Accounts payable                                                         9,070       5,452
           Accrued and other liabilities                                            1,561       4,790
           Deferred revenues                                                          964       1,089
           Net assets and liabilities of discontinued operations                        -          78
                                                                             -------------  ------------
              Net cash provided by operating activities                             6,611      13,905
                                                                             -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (3,428)     (1,998)
     Proceeds from sale of property and equipment                                       -          78
     Net changes in intangible assets                                                  (1)       (259)
     Loans receivable                                                                (562)        (60)
     Acquisitions                                                                  (2,220)          -
                                                                             -------------  ------------
              Net cash used in investing activities                                (6,211)     (2,239)
                                                                             -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                                (5,750)          -
     Borrowings on long-term debt                                                  44,263      15,475
     Principal payments of long-term debt                                         (36,700)    (21,608)
                                                                             -------------  ------------
              Net cash provided by (used in) financing activities                   1,813      (6,133)
                                                                             -------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           2,213       5,533

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      4,211       2,863
                                                                             -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  6,424    $  8,396
                                                                             -------------  ------------
                                                                             -------------  ------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                    $  3,629    $  3,453
     Income taxes                                                                   1,789         150


See notes to consolidated financial statements.

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

The financial statements included herein include the accounts of Affinity Group Holding, Inc. ("AGHI"), its wholly-owned subsidiary, Affinity Group, Inc. ("AGI"), and AGI's subsidiaries (collectively the "Company") without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's 10-K report for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.


(2) RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company currently has only one item related to SFAS 133, the income/loss from the interest floor and cap transaction agreement. This SFAS will be implemented by January 1, 2001. The adoption by the Company of SFAS 133 is not expected to have a material effect on its results of operations or on its financial position.


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

periodicals, club magazines, directories and RV industry trade magazines. The Retail segment sells specialty retail merchandise and services for RV enthusiasts primarily through retail supercenters, mail order catalogs, and websites. The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciation and amortization.

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

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):


                                     Membership
                                       Services         Publications          Retail          Consolidated
                                     ---------------------------------------------------------------------
QUARTER ENDED MARCH 31, 2000
   Revenues from external customers   $  28,968         $  16,118             $  45,930        $  91,024
   Segment operating profit               9,024             4,102                 2,061           15,187


QUARTER ENDED MARCH 31, 1999
   Revenues from external customers   $  28,626         $  12,991             $  43,099        $  84,716
   Segment operating profit               9,286             2,442                 2,291           14,019


The following is a summary of the reportable segment reconciliations to the Company's consolidated financial statements for the three months ended March 31, 2000 and 1999 (in thousands):

                                                   3/31/00         3/31/99
                                                  -------------   -------------
INCOME FROM OPERATIONS BEFORE DEPRECIATION
AND AMORTIZATION

Total profit for reportable segments               $  15,187        $  14,019
Unallocated G & A expense                             (4,755)          (4,171)
                                                   -------------   -------------
   Income from operations before
      depreciation and amortization                $  10,432        $   9,848
                                                   -------------   -------------
                                                   -------------   -------------

(4) DISCONTINUED OPERATIONS

During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of Affinity Bank ("AB"), subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximated market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The Company received regulatory approval to sell AB and subsequently closed the transaction on September 30, 1999.

Information relating to the operations of AB for the three months ended March 31, 1999 is as follows (in thousands):


                                                  3/31/99
                                               -----------
Revenues                                          $ 3,628
Costs applicable to revenues                        3,416
                                               -----------
Gross profit                                          212
Operating expenses                                     50
                                               -----------
Income from operations                                162
Income expense                                       (240)
                                               -----------
Loss from discontinued operations                  $  (78)
                                               ===========


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

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


ITEM 2:
The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:


                                                                    THREE MONTHS ENDED
                                                         -----------------------------------------
                                                           3/31/00       3/31/99         Inc/(Dec)
                                                         ------------  -----------  --------------
REVENUES:
     Membership services                                       31.8%         33.8%            1.2%
     Publications                                              17.7%         15.3%           24.1%
     Merchandise                                               50.5%         50.9%            6.6%
                                                         ------------  -----------  --------------
                                                              100.0%        100.0%            7.4%

COSTS APPLICABLE TO REVENUES:
     Membership services                                       20.1%         20.6%            4.6%
     Publications                                              12.5%         11.6%           15.6%
     Merchandise                                               33.2%         33.9%            5.4%
                                                         ------------  -----------  --------------
                                                               65.8%         66.1%            6.9%
                                                         ------------  -----------  --------------
GROSS PROFIT                                                   34.2%         33.9%            8.4%

OPERATING EXPENSES:
     Selling, general and administrative                       22.8%         22.2%            9.8%
     Depreciation and amortization                              4.7%          4.7%            9.1%
                                                         ------------  -----------  --------------
                                                               27.5%         26.9%            9.6%
                                                         ------------  -----------  --------------

INCOME FROM OPERATIONS                                          6.7%          7.0%            3.8%

NON-OPERATING ITEMS:
     Interest expense, net                                     (7.4%)        (8.7%)          (6.2%)
     Other non-operating income, net                            0.1%          0.1%          143.1%
                                                         ------------  -----------  --------------
                                                               (7.3%)        (8.6%)          (7.2%)
                                                         ------------  -----------  --------------
LOSS FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES                                              (0.6%)        (1.6%)          55.9%

INCOME TAX CREDIT                                               0.3%          1.1%          (68.8%)
                                                         ------------  -----------  --------------

LOSS FROM CONTINUING OPERATIONS                                (0.3%)        (0.5%)          26.5%

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of
        applicable income taxes                                  ---         (0.1%)         100.0%
                                                         ------------  -----------  --------------
NET LOSS                                                       (0.3%)        (0.6%)          38.3%
                                                         ------------  -----------  --------------
                                                         ------------  -----------  --------------


                              RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000
COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

REVENUES

Revenues of $91.0 million for the first quarter of 2000 increased by approximately $6.3 million or 7.4% from the comparable period in 1999.

Membership services revenues of $29.0 million for the first quarter of 2000 increased by approximately $0.3 million or 1.2% from the comparable period in 1999. This revenue increase was largely attributable to a $0.6 million increase in fee income recognized on vehicle insurance products, $0.2 million in additional marketing fee income generated from an increase in sales of health and life insurance policies, $0.2 million in additional Good Sam emergency road service revenue as a result of increased enrollment, and $0.2 million in additional revenue from Good Sam Club membership growth, partially offset by a $0.9 million revenue decrease from the extended vehicle warranty program. The decrease in revenue from the extended vehicle warranty program is due to the decision of the insurer to eliminate multi-year extended vehicle warranty contracts, thus limiting sales to annual renewable contracts.

Publication revenue of $16.1 million for the first quarter of 2000 increased by $3.1 million or 24.1% from the comparable period in 1999 largely due to a $1.6 million increase in TRAILER LIFE CAMPGROUND/RV PARK AND SERVICES DIRECTORY sales, a $0.7 million increase in Ehlert publications, which primarily relates to the revenue associated with motorcycle titles acquired through the acquisition of Thunder Press, Inc. in January 2000, and a $0.8 million increase in advertising revenue throughout the other publication titles.

Merchandise revenue of $45.9 million increased $2.8 million or 6.6% over the first quarter of 1999. This increase was attributable to a $1.8 million increase in retail showroom sales, which includes a $1.2 million increase related to the addition of one new store and a $0.6 million or 2.0% same store growth over the first quarter of 1999. In addition, mail order sales increased $0.5 million, and installation fees and other supplies and services increased $0.2 million over 1999. In March 2000, the Company acquired a recreational vehicle (RV) dealership in San Antonio, Texas and began selling RV's at its Camping World location in New Braunfels, Texas. Revenue during the period totaled $0.3 million.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $59.9 million for the first quarter of 2000, an increase of $3.9 million or 6.9% over the comparable period in 1999.

Membership services costs and expenses increased by approximately $0.8 million or 4.6% to $18.2 million in the first quarter of 2000 compared to $17.4 million in 1999. This increase was due to a $1.1 million increase in membership services expenses, primarily associated with Coast to Coast Club and President's Club, and $0.3 million in enhancements to the RVSEARCH and Online programs, partially offset by a $0.6 million expense decrease associated with the decline in sales of extended warranty policies.

Publication costs and expenses of $11.4 million for the first quarter of 2000 increased approximately $1.5 million or 15.6% compared to the first quarter of 1999. This increase was primarily due to increased directory expenses as a result of increased sales, and the newly acquired operations of Thunder Press, Inc.

Merchandise costs applicable to revenues of $30.3 million increased $1.5 million or 5.4% from the first quarter of 1999 primarily attributable to the 6.6% increase in merchandise sales. The gross profit margin increased by $1.3 million from 33.4% in the first quarter of 1999 to 34.1% for the same period in 2000.

OPERATING EXPENSES

Selling, general and administrative expenses of $20.7 million for the first quarter of 2000 were $1.8 million over the first quarter of 1999 primarily related to the addition of one new Camping World store and variable labor increases associated with increased retail sales and other wage and related benefits. Depreciation and amortization expenses of $4.3 million were $0.4 million over the first quarter of 1999. This variance is primarily associated with an increase in depreciation expense attributable to increased capital expenditures, including the expenditures associated with the new retail store.

INCOME FROM OPERATIONS

Income from operations for the first quarter of 2000 increased by $0.2 million or 3.8% to $6.1 million compared to $5.9 million for the first quarter of 1999. This increase was due to increased gross profit from the publications segment and the merchandise segment of $1.6 million and $1.3 million, respectively, partially offset by increased operating expenses of $2.2 million and a $0.5 million reduction in gross profit from the membership services segment.

NON-OPERATING EXPENSES

Non-operating expenses were $6.7 million for the first quarter of 2000, compared to $7.2 million for the same period in 1999. This decrease is primarily due to accrued interest income recognized on the $18.6 million note receivable from Affinity Bank Holdings LLC ("ABH"), an affiliate.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Loss from continuing operations before income taxes in the first quarter of 2000 was approximately $0.6 million compared to a loss of $1.3 million for the first quarter of 1999. This $0.7 million improvement over the prior period was principally due to the increase in income from operations reflected above, combined with higher interest income, as noted above.

INCOME TAX CREDIT

In the first quarter of 2000, the Company recognized a $0.3 million tax credit compared to $0.9 million tax credit in the first quarter of 1999.

DISCONTINUED OPERATIONS

As further described in Note 4 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of AB. The net loss from the discontinued operations was $78,000 for the first quarter of 1999.

NET LOSS

The net loss in the first quarter of 2000 was $0.3 million compared to $0.5 million for the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI. AGI and its subsidiaries provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has two primary debt obligations. On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 ("AGHI Senior Notes"). On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans ("Term A" and "Term B") aggregating $130.0 million and a revolving credit facility of $70.0 million. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of March 31, 2000, the average interest rates on the term loans and revolving credit facility were 9.189% and 8.737%, respectively, and permitted borrowings under the undrawn revolving line were $21.3 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The term loans have quarterly scheduled payments of $2.15 million in 2000. The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2006, respectively. The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three-month LIBOR index. The floating rate is adjusted quarterly and was 6.049% at March 31, 2000. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the LIBOR base rate over 6% on $75.0 million of the AGI Revolving Credit and Term Loan Facility.

The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to AGI's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. For the year ended December 31, 1999, AGI generated $17.4 million of Excess Cash Flow, as defined which, in accordance with the terms of the AGI Revolving Credit and Term Loan Facility, sixty-five percent of which was used to prepay the term loans and the balance was distributed to AGHI as a restricted junior payment.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued and the AGI Revolving Credit and Term Loan Facility individually contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. Under the terms of the indenture, AGHI is permitted to make dividend payments subject to certain limitations. In compliance therewith, AGHI declared and paid a dividend to its sole shareholder, AGI Holding Corp., in the first quarter of 2000 equal to $5.75 million. The Company was in compliance with all debt covenants at March 31, 2000.

During the first quarter of 2000, payments under the terms of several phantom stock agreements totaled $1.0 million. Additional phantom stock payments of $0.7 million are scheduled to be made over the next twelve months.

Capital expenditures for the first quarter of 2000 totaled $3.4 million compared to capital expenditures of $2.0 million for the first quarter of 1999. Capital expenditures are anticipated to total approximately $9.5 million for 2000, primarily for Camping World supercenter equipment and property improvements, continued enhancements to membership marketing databases, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of AB, subject to regulatory approval, to ABH, an affiliate of the Company, at its net book value, which in the opinion of management approximated market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The Company received regulatory approval to sell AB and subsequently closed the transaction on September 30, 1999. In consideration for the stock of AB, Affinity Group Thrift Holding Corpporation ("AGTHC") received 17,100 shares of Series A Convertible Preferred stock of the purchaser, ABH, valued at $18,631,000. In the fourth quarter of 1999, AGTHC agreed to convert and exchange the preferred stock for a Capital Note. The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 1, 2014. In addition, AGTHC, although required to be consolidated with the Company, is recognized as an "unrestricted" or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

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



                                              AFFINITY GROUP HOLDING, INC.



                                              /s/     Mark J. Boggess
                                              --------------------------
Date:  May 9, 2000                            Mark J. Boggess
                                              Senior Vice President
                                              Chief Financial Officer