Form 10-Q
period 2000-06-30
AFFINITY GROUP HOLDING INC
filed 2000-08-09
CIK 1038622

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         FOR QUARTER ENDED:                    COMMISSION FILE NUMBER
            JUNE 30, 2000                             333-26389

                               ------------------


                          AFFINITY GROUP HOLDING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                               64 INVERNESS DRIVE EAST                            59-2922099
(STATE OF INCORPORATION OR ORGANIZATION)               ENGLEWOOD, CO  80112                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
                                            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (303) 792-7284
                             (REGISTRANT'S TELEPHONE
                          NUMBER, INCLUDING AREA CODE)

                               ------------------



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


                                YES /X/     NO / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    OUTSTANDING AS OF
CLASS                                                AUGUST 9, 2000
-----                                               -----------------
Common Stock,    $.01 par value                            100

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I. FINANCIAL INFORMATION

        ITEM 1:   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.......................    1

                  Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999.....    2

                  Consolidated Statements of Operations for the six months ended June 30, 2000 and 1999.......    3

                  Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999.......    4

                  Notes to Consolidated Financial Statements..................................................    5

        ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..................................................................................    8

PART II. OTHER INFORMATION

        ITEM 1:   LEGAL PROCEEDINGS...........................................................................   15

SIGNATURES        ............................................................................................   16

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        6/30/00       12/31/99
                                                                                      ------------  -------------
ASSETS
     CURRENT ASSETS:
         Cash and cash equivalents.................................................   $     6,764   $      4,211
         Accounts receivable, less allowance for doubtful accounts.................        23,117         20,938
         Inventories...............................................................        37,171         34,631
         Prepaid expenses and other assets.........................................        14,354          9,282
                                                                                      ------------  -------------
             Total current assets..................................................        81,406         69,062

     PROPERTY AND EQUIPMENT........................................................        75,514         73,693
     NOTES FROM AFFILIATES.........................................................        23,548         22,443
     INTANGIBLE ASSETS.............................................................       187,406        188,745
     DEFERRED TAX ASSET............................................................         6,215          7,861
     OTHER ASSETS..................................................................         5,030          5,137
                                                                                      ------------  -------------
                                                                                      $   379,119   $    366,941
                                                                                      ============  =============
LIABILITIES AND STOCKHOLDER'S DEFICIT
     CURRENT LIABILITIES:
         Accounts payable..........................................................   $    29,179   $     19,185
         Accrued interest..........................................................         4,423          4,936
         Accrued income taxes......................................................           950          1,631
         Accrued liabilities.......................................................        20,299         23,638
         Deferred revenues.........................................................        61,597         56,846
         Deferred tax liability....................................................         3,389          3,381
         Current portion of long-term debt.........................................        10,198          8,885
                                                                                      ------------  -------------
             Total current liabilities.............................................       130,035        118,502

     DEFERRED REVENUES.............................................................        33,694         33,764
     LONG-TERM DEBT................................................................       289,000        284,673
     OTHER LONG-TERM LIABILITIES...................................................         4,983          4,470
     COMMITMENTS AND CONTINGENCIES.................................................            --             --
                                                                                      ------------  -------------
                                                                                          457,712        441,409
                                                                                      ------------  -------------
     STOCKHOLDER'S DEFICIT:
         Common stock, $.01 par value, 1,000 shares authorized,
           100 shares issued and outstanding.......................................             1              1
         Additional paid-in capital................................................        12,021         12,021
         Accumulated deficit.......................................................       (90,615)       (86,490)
                                                                                      ------------  -------------
             Total stockholder's deficit...........................................       (78,593)       (74,468)
                                                                                      ------------  -------------
                                                                                      $   379,119   $    366,941
                                                                                      ============  =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                           ----------------------
                                                                                            6/30/00     6/30/99
                                                                                           ----------  ----------

REVENUES:
   Membership services..................................................................   $  30,773   $  30,181
   Publications.........................................................................      12,249      10,640
   Merchandise..........................................................................      64,947      61,237
                                                                                           ----------  ----------
                                                                                             107,969     102,058

COSTS APPLICABLE TO REVENUES:
   Membership services..................................................................      20,168      18,047
   Publications.........................................................................       8,551       7,302
   Merchandise..........................................................................      42,322      39,876
                                                                                           ----------  ----------
                                                                                              71,041      65,225

GROSS PROFIT............................................................................      36,928      36,833

OPERATING EXPENSES:
   Selling, general and administrative..................................................      21,674      20,948
   Depreciation and amortization........................................................       4,214       4,059
                                                                                           ----------  ----------
                                                                                              25,888      25,007
                                                                                           ----------  ----------

INCOME FROM OPERATIONS..................................................................      11,040      11,826

NON-OPERATING ITEMS:
   Interest expense, net................................................................      (7,162)     (7,180)
   Other non-operating income, net......................................................          10          56
                                                                                           ----------  ----------
                                                                                              (7,152)     (7,124)
                                                                                           ----------  ----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES................................................................................       3,888       4,702

INCOME TAX EXPENSE......................................................................      (1,963)     (2,672)
                                                                                           ----------  ----------

INCOME FROM CONTINUING OPERATIONS.......................................................       1,925       2,030

DISCONTINUED OPERATIONS:
   Gain from discontinued operations, net of applicable
     income tax expense of $129 in 1999.................................................          --         681
                                                                                           ----------  ----------

NET INCOME..............................................................................   $   1,925   $   2,711
                                                                                           ==========  ==========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                           ----------------------
                                                                                            6/30/00     6/30/99
                                                                                           ----------  ----------
REVENUES:
   Membership services..................................................................   $  59,741    $ 58,807
   Publications.........................................................................      28,367      23,631
   Merchandise..........................................................................     110,885     104,336
                                                                                           ----------  ----------
                                                                                             198,993     186,774
COSTS APPLICABLE TO REVENUES:
   Membership services..................................................................      38,388      35,473
   Publications.........................................................................      19,953      17,165
   Merchandise..........................................................................      72,573      68,578
                                                                                           ----------  ----------
                                                                                             130,914     121,216

GROSS PROFIT............................................................................      68,079      65,558

OPERATING EXPENSES:
   Selling, general and administrative..................................................      42,393      39,825
   Depreciation and amortization........................................................       8,513       7,999
                                                                                           ----------  ----------
                                                                                              50,906      47,824
                                                                                           ----------  ----------

INCOME FROM OPERATIONS..................................................................      17,173      17,734

NON-OPERATING ITEMS:
   Interest expense, net................................................................     (14,010)    (14,480)
   Other non-operating income, net......................................................         134         107
                                                                                           ----------  ----------
                                                                                             (13,876)    (14,373)
                                                                                           ----------  ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES................................................................................       3,297       3,361

INCOME TAX EXPENSE......................................................................      (1,672)     (1,739)
                                                                                           ----------  ----------

INCOME FROM CONTINUING OPERATIONS.......................................................       1,625       1,622

DISCONTINUED OPERATIONS:
   Gain from discontinued operations, net of applicable income tax
      expense of $369 in 1999...........................................................          --         603
                                                                                           ----------  ----------

NET INCOME..............................................................................   $   1,625   $   2,225
                                                                                           ==========  ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                            ---------------------
                                                                                             6/30/00    6/30/99
                                                                                            ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................................................   $   1,625   $  2,225
   Adjustments to reconcile net income to net cash provided by operating activities:
     Discontinued operations.............................................................          --       (603)
     Deferred tax provision..............................................................       1,672      1,739
     Depreciation and amortization.......................................................       8,513      7,999
     Provision for losses on accounts receivable.........................................       1,280        229
     Deferred compensation...............................................................         550        500
     Loss on disposal of property and equipment..........................................          53         (4)
     Changes in operating assets and liabilities (net of purchased businesses):
       Accounts receivable...............................................................      (3,300)     1,510
       Inventories.......................................................................      (2,540)    (7,601)
       Prepaid expenses and other assets.................................................      (4,962)    (3,534)
       Accounts payable..................................................................       9,871      9,159
       Accrued and other liabilities.....................................................      (4,643)    (1,731)
       Deferred revenues.................................................................       4,610      4,985
                                                                                            ---------- ----------
         Net cash provided by operating activities.......................................      12,729     14,873
                                                                                            ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..................................................................      (6,084)    (4,602)
   Proceeds from sale of property and equipment..........................................          27         95
   Net changes in intangible assets......................................................         116       (336)
   Loans receivable......................................................................      (1,105)      (120)
   Acquisitions..........................................................................      (2,220)        --
                                                                                            ---------- ----------
         Net cash used in investing activities...........................................      (9,266)    (4,963)
                                                                                            ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid........................................................................      (5,750)        --
   Borrowings on long-term debt..........................................................      64,163     40,475
   Principal payments of long-term debt..................................................     (59,323)   (47,177)
                                                                                            ---------- ----------
         Net cash used in financing activities...........................................        (910)    (6,702)
                                                                                            ---------- ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS................................................       2,553      3,208

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........................................       4,211      2,863
                                                                                            ---------- ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................................   $   6,764  $   6,071
                                                                                            ========== ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest..............................................................................   $  15,691  $  15,244
   Income taxes..........................................................................       2,381        451


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

(3)    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

       The Company's three principal lines of business are Membership Services, Publications, and Retail. The Membership Services segment operates the Good Sam Club, Coast to Coast Club, and Camping World's President's Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts. These membership clubs form a receptive audience to which the Company markets its products and services. The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV industry trade magazines. The Retail segment sells specialty retail products and services for RV enthusiasts primarily through retail supercenters, mail order catalogs, and websites. The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciation and amortization.

       The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, management expertise and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of acquisition was retained.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (CONTINUED)

       The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):

                                                         MEMBERSHIP
                                                          SERVICES      PUBLICATIONS     RETAIL     CONSOLIDATED
                                                        --------------  -------------  ----------  --------------
QUARTER ENDED JUNE 30, 2000
   Revenues from external customers...................  $      30,773   $     12,249   $  64,947   $     107,969
   Segment operating profit...........................          8,765          3,042       7,995          19,802


QUARTER ENDED JUNE 30, 1999
   Revenues from external customers...................  $      30,181   $     10,640   $  61,237   $     102,058
   Segment operating profit...........................         10,080          2,754       7,590          20,424


                                                         MEMBERSHIP
                                                          SERVICES      PUBLICATIONS     RETAIL     CONSOLIDATED
                                                       --------------  -------------  ----------  --------------
SIX MONTHS ENDED JUNE 30, 2000
   Revenues from external customers...................  $      59,741   $     28,367   $ 110,885   $     198,993
   Segment operating profit...........................         17,789          7,144      10,056          34,989


SIX MONTHS ENDED JUNE 30, 1999
   Revenues from external customers...................  $      58,807   $     23,631   $ 104,336   $     186,774
   Segment operating profit...........................         19,557          5,005       9,881          34,443

       The following is a summary of the reportable segment reconciliations to the Company's consolidated financial statements for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                      ---------------------  --------------------
                                                                       6/30/00    6/30/99    6/30/00    6/30/99
                                                                      ---------- ----------  ---------  ---------
INCOME FROM OPERATIONS BEFORE DEPRECIATION AND
   AMORTIZATION
Total profit for reportable segments...............................   $  19,802  $  20,424   $ 34,989   $ 34,443
Unallocated G & A expense..........................................      (4,548)    (4,539)    (9,303)    (8,710)
                                                                      ---------- ----------  ---------  ---------
   Income from operations before depreciation and amortization.....   $  15,254  $  15,885   $ 25,686   $ 25,733
                                                                      ========== ==========  =========  =========

(4)    DISCONTINUED OPERATIONS

       During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of Affinity Bank ("AB"), subject to regulatory approval, to Affinity Bank Holdings LLC ("ABH") an affiliate of the Company at its net book value, which in the opinion of management approximated market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The Company received regulatory approval to sell AB and subsequently closed the transaction on September 30, 1999.

       Information relating to the operations of AB for the six months ended June 30, 1999 is as follows (in thousands):

                                                      6/30/99
                                                     ---------
Revenues..........................................   $  8,083
Costs applicable to revenues......................      7,003
                                                     ---------
Gross profit......................................      1,080
Operating expenses................................        108
                                                     ---------
Income from operations............................        972
Income tax expense................................       (369)
                                                     ---------
Income from discontinued operations...............   $    603
                                                     =========

       The tax expense for the period ended June 30, 1999 differs from the statutory rate due primarily to non-deductible reserves and valuation allowances.

(5)    NOTES FROM AFFILIATES

       In consideration for the stock of AB, Affinity Group Thrift Holding Corporation ("AGTHC") received a Capital Note, valued at $18,631,000. The Capital Note accrues interest at the rate of 11% per annum and is payable at such times as declared by the board of directors of ABH. All interest accrued shall be paid in full before any distributions are paid or declared to any member of ABH. If not earlier paid, all accrued interest and principal outstanding shall be paid at maturity on October 1, 2014. In addition, AGTHC, although required to be consolidated with the Company, is recognized as an "unrestricted" or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

       The second note included is the consideration received upon the sale of Affinity Insurance Group, Inc. to Adams Insurance Holding LLC, a company wholly-owned by the Company's Chairman. This $3.1 million promissory note accrues interest at a per annum rate equal to the interest rate on the senior secured borrowings of AGI. The principal and accrued interest is payable upon the consummation of a sale transaction as defined in the promissory note.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

                                                                                      THREE MONTHS ENDED
                                                                              -----------------------------------
                                                                              6/30/00      6/30/99      INC/(DEC)
                                                                              --------     --------     ---------

REVENUES:
     Membership services...................................................      28.5%        29.6%          2.0%
     Publications..........................................................      11.3%        10.4%         15.1%
     Merchandise...........................................................      60.2%        60.0%          6.1%
                                                                              --------     --------     ---------
                                                                                100.0%       100.0%          5.8%

COSTS APPLICABLE TO REVENUES:
     Membership services...................................................      18.7%        17.7%         11.8%
     Publications..........................................................       7.9%         7.2%         17.1%
     Merchandise...........................................................      39.2%        39.0%          6.1%
                                                                              --------     --------     ---------
                                                                                 65.8%        63.9%          8.9%

                                                                              --------     --------     ---------
GROSS PROFIT...............................................................      34.2%        36.1%          0.3%

OPERATING EXPENSES:
     Selling, general and administrative...................................      20.1%        20.5%          3.5%
     Depreciation and amortization.........................................       3.9%         4.0%          3.8%
                                                                              --------     --------     ---------
                                                                                 24.0%        24.5%          3.5%
                                                                              --------     --------     ---------

INCOME FROM OPERATIONS.....................................................      10.2%        11.6%         (6.6%)

NON-OPERATING ITEMS:
     Interest expense, net.................................................      (6.6%)       (7.1%)        (0.3%)
     Other non-operating income, net.......................................        --          0.1%        (82.1%)
                                                                              --------     --------     ---------
                                                                                 (6.6%)       (7.0%)         0.4%
                                                                              --------     --------     ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES............................................................       3.6%         4.6%        (17.3%)

INCOME TAX EXPENSE.........................................................      (1.8%)       (2.6%)       (26.5%)
                                                                              --------     --------     ---------

INCOME FROM CONTINUING OPERATIONS..........................................       1.8%         2.0%         (5.2%)

DISCONTINUED OPERATIONS:
     Gain from discontinued operations, net of
       applicable income taxes.............................................        --          0.7%       (100.0%)
                                                                              --------     --------     ---------

NET INCOME.................................................................       1.8%         2.7%        (29.0%)
                                                                              ========     ========     =========

       The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

                                                                                       SIX MONTHS ENDED
                                                                              -----------------------------------
                                                                              6/30/00     6/30/99      INC/(DEC)
                                                                              --------    ---------    ----------
REVENUES:
   Membership services.....................................................      30.0%        31.5%          1.6%
   Publications............................................................      14.3%        12.7%         20.0%
   Merchandise.............................................................      55.7%        55.8%          6.3%
                                                                              --------    ---------    ----------
                                                                                100.0%       100.0%          6.5%

COSTS APPLICABLE TO REVENUES:
   Membership services.....................................................      19.3%        19.0%          8.2%
   Publications............................................................      10.0%         9.2%         16.2%
   Merchandise.............................................................      36.5%        36.7%          5.8%
                                                                              --------    ---------    ----------
                                                                                 65.8%        64.9%          8.0%

                                                                              --------    ---------    ----------
GROSS PROFIT...............................................................      34.2%        35.1%          3.8%

OPERATING EXPENSES:
   Selling, general and administrative.....................................      21.3%        21.3%          6.4%
   Depreciation and amortization...........................................       4.3%         4.3%          6.4%
                                                                              --------    ---------    ----------
                                                                                 25.6%        25.6%          6.4%
                                                                              --------    ---------    ----------

INCOME FROM OPERATIONS.....................................................       8.6%         9.5%         (3.2%)

NON-OPERATING ITEMS:
   Interest expense, net...................................................      (7.0%)       (7.8%)        (3.2%)
   Other non-operating income, net.........................................       0.1%         0.1%         25.2%
                                                                              --------    ---------    ----------
                                                                                 (6.9%)       (7.7%)        (3.5%)
                                                                              --------    ---------    ----------

INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES............................................................       1.7%         1.8%         (1.9%)

INCOME TAX EXPENSE.........................................................      (0.9%)       (0.9%)        (3.9%)
                                                                              --------    ---------    ----------

INCOME FROM CONTINUING OPERATIONS..........................................       0.8%         0.9%          0.2%

DISCONTINUED OPERATIONS:
   Gain from discontinued operations, net of
     applicable income taxes...............................................        --          0.3%       (100.0%)
                                                                              --------    ---------    ----------

NET INCOME.................................................................       0.8%         1.2%        (27.0%)
                                                                              ========    =========    ==========

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000
COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

       REVENUES

       Revenues of $108.0 million for the second quarter of 2000 increased by approximately $5.9 million or 5.8% from the comparable period in 1999.

       Membership services revenues of $30.8 million for the second quarter of 2000 increased by approximately $0.6 million or 2.0% from the comparable period in 1999. This revenue increase was largely attributable to a $0.7 million increase in extended vehicle warranty program sales, and a $0.4 million increase in marketing fee income generated on sales of various ancillary insurance products, partially offset by a revenue decrease of $0.5 million for the Coast to Coast Club as a result of a decline in membership.

       Publication revenue of $12.2 million for the second quarter of 2000 increased by $1.6 million or 15.1% from the comparable period in 1999 largely due to a $0.5 million increase in sales related to the new cd-rom version of the TRAILER LIFE CAMPGROUND/RV PARK AND SERVICES DIRECTORY and the new customized road atlas, a $0.9 million increase in Ehlert publications revenue which is primarily attributable to the acquisition of Thunder Press, Inc. ("TPI"), in January 2000, and a net $0.2 million increase in advertising revenue throughout the other publication titles.

       Merchandise revenue of $64.9 million increased $3.7 million or 6.1% over the second quarter of 1999. This increase consisted of $2.3 million in revenue related to the March 2000 asset acquisition of a recreational vehicle dealership in San Antonio, Texas ("CWRV Sales, Inc.") and a $1.4 million increase in Camping World merchandise revenue. The increased merchandise revenue is due to a $0.7 million increase in retail showroom sales, consisting of a $1.3 million increase related to the addition of one new store net of a $0.6 million or 1.7% decrease in same store sales over the second quarter of 1999. In addition, mail order sales increased $0.4 million, and installation fees and other supplies and services increased $0.3 million over 1999.

       COSTS APPLICABLE TO REVENUES

       Costs applicable to revenues totaled $71.0 million for the second quarter of 2000, an increase of $5.8 million or 8.9% over the comparable period in 1999.

       Membership services costs and expenses increased by approximately $2.1 million or 11.8% to $20.2 million in the second quarter of 2000 compared to $18.0 million in 1999. This increase was due to a $1.1 million increase in membership services expenses, primarily associated with Coast to Coast Club legal defense costs in the Travel America, Inc. et. al. lawsuit, as disclosed in
Item 3 of the December 31, 1999 Form 10-K, (see Item 1 of Part II for recent favorable developments in the case), and increased President's Club marketing costs, a $0.5 million increase in extended vehicle warranty expenses associated with increased sales, and $0.5 million in marketing and program enhancements to various dealer marketing programs, including RVSEARCH.

       Publication costs and expenses of $8.6 million for the second quarter of 2000 increased approximately $1.2 million or 17.1% compared to the second quarter of 1999. This increase was primarily due to increased campground directory expenses as a result of increased sales, and the newly acquired operations of TPI.

       Merchandise costs applicable to revenues of $42.3 million increased $2.4 million or 6.1% from the second quarter of 1999 primarily attributable to a $1.8 million revenue increase associated with the newly acquired CWRV Sales, Inc., and $0.6 million attributable to the 2.2% increase in merchandise sales. The gross profit margin of merchandise sales increased by $0.7 million from 34.9% in the second quarter of 1999 to 35.2% for the same period in 2000. This margin increase was due to changes in product mix and improved product costs.

       OPERATING EXPENSES

       Selling, general and administrative expenses of $21.7 million for the second quarter of 2000 were $0.7 million over the second quarter of 1999. This increase is primarily attributed to the addition of one new Camping World store, variable labor increases associated with increased retail sales, and the acquisition of CWRV, Inc. Depreciation and amortization expenses of $4.2 million were $0.2 million over the second quarter of 1999. This variance is primarily associated with an increase in depreciation expense attributable to increased capital expenditures, including the expenditures associated with the new retail store.

       INCOME FROM OPERATIONS

       Income from operations for the second quarter of 2000 decreased by $0.8 million, or 6.6%, to $11.0 million compared to $11.8 million for the second quarter of 1999. This decrease was due to a $1.5 million reduction in gross profit from the membership services segment and increased operating expenses of $0.9 million, partially offset by increased gross profit from the merchandise segment and the publications segment of $1.3 million and $0.3 million, respectively.

       NON-OPERATING EXPENSES

       Non-operating expenses of $7.2 million for the second quarter of 2000 remained relatively unchanged from the same period in 1999.

       INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

       Income from continuing operations before income taxes in the second quarter of 2000 was approximately $3.9 million compared to $4.7 million for the second quarter of 1999. This $0.8 million reduction over the prior period was principally due to the increase in income from operations as noted above.

       INCOME TAX EXPENSE

       In the second quarter of 2000, the Company recognized a $2.0 million tax expense compared to $2.7 million in the second quarter of 1999.

       DISCONTINUED OPERATIONS

       As further described in Note 4 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of AB. The net income from the discontinued operations was $0.7 million for the second quarter of 1999.

       NET INCOME

       The net income in the second quarter of 2000 was $1.9 million compared to $2.7 million for the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000
COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

       REVENUES

       Revenues of $199.0 million for the first six months of 2000 increased by approximately $12.2 million or 6.5% from the comparable period in 1999.

       Membership services revenues of $59.7 million for the first six months of 2000 increased by approximately $0.9 million or 1.6% from the comparable period in 1999. This revenue increase was largely attributable to a $1.0 million increase in marketing fee income recognized on sales of vehicle insurance products, and $0.7 million in additional Good Sam emergency road service revenue as a result of increased enrollment, partially offset by a $0.3 million revenue decrease from the extended vehicle warranty program, a $0.3 million decline in marketing fee income from the sale of RV financing products due to the rise in interest rates and thus few new contracts, and a $0.2 million decrease in membership services revenue, composed of membership decreases in the Coast to Coast and Golf Card Clubs partially offset by membership increases in the Good Sam and Camping World President's Clubs.

       Publication revenue of $28.4 million for the first six months of 2000 increased by $4.7 million or 20.0% from the comparable period in 1999 largely due to a $2.1 million increase related to the new cd-rom version of the TRAILER

LIFE CAMPGROUND/RV PARK AND SERVICES DIRECTORY and the new customized road atlas, a $1.6 million increase in Ehlert publications primarily due to the acquisition of TPI, and a $1.0 million increase in advertising revenue throughout the other publication titles, primarily RV-related titles.

       Merchandise revenue of $110.9 million increased $6.5 million or 6.3% over the first six months of 1999. This increase consisted of $2.7 million in revenue related to the March 2000 asset acquisition of CWRV Sales, Inc. and $3.8 million or 3.7% increase in Camping World merchandise revenue. The increased Camping World merchandise revenue is due to a $2.4 million increase in retail showroom sales, which includes a $2.5 million revenue increase related to the addition of one new store net of a $0.1 million or 0.1% decrease in same store sales over the first six months of 1999. In addition, mail order sales increased $0.9 million, and installation fees and other supplies and services increased $0.5 million over 1999.

       COSTS APPLICABLE TO REVENUES

       Costs applicable to revenues totaled $130.9 million for the first six months of 2000, an increase of $9.7 million or 8.0% over the comparable period in 1999.

       Membership services costs and expenses increased by approximately $2.9 million or 8.2% to $38.4 million in the first six months of 2000 compared to $35.5 million in 1999. Membership services expenses increased $2.4 million due to $1.4 million of increased Coast to Coast Club expenses, primarily legal defense costs, a $0.7 million increase of President's Club promotional expenses, and $0.3 million of other membership club promotional expenses. An additional $0.5 million of increased expense related to RVSEARCH and Online program enhancements.

       Publication costs and expenses of $20.0 million for the first six months of 2000 increased approximately $2.8 million or 16.2% compared to the first six months of 1999. This increase was primarily due to increased directory expenses related to the new products sold, and the newly acquired operations of TPI.

       Merchandise costs applicable to revenues of $72.6 million increased $4.0 million or 5.8% from the first six months of 1999 due to a $2.1 million increase associated with the CWRV Sales, Inc. acquisition and $1.9 million attributable to the 3.7% increase in merchandise sales. The gross profit margin of merchandise sales increased by $1.9 million from 34.3% in the first six months of 1999 to 34.8% for the same period in 2000. This margin increase was due to changes in product mix and improved product costs.

       OPERATING EXPENSES

       Selling, general and administrative expenses of $42.4 million for the first six months of 2000 were $2.6 million over the first six months of 1999 due to variable labor increases associated with increased retail sales, labor expenses associated with the addition of one new Camping World store, the purchase of CWRV Sales, Inc. and other wage and related benefits. Depreciation and amortization expenses of $8.5 million were $0.5 million over the first six months of 1999. This variance is primarily associated with an increase in depreciation expense attributable to increased capital expenditures, including the expenditures associated with the new retail store.

       INCOME FROM OPERATIONS

       Income from operations for the first six months of 2000 decreased by $0.6 million or 3.2% to $17.2 million compared to the first six months of 1999. This decrease was due to increased operating expenses of $3.1 million and reduced gross profit from the membership services segment of $2.0 million, partially offset by increased gross profit from the merchandise segment and the publications segment of $2.6 million and $1.9 million, respectively.

       NON-OPERATING EXPENSES

       Non-operating expenses were $13.9 million for the first six months of 2000, compared to $14.4 million for the same period in 1999. This decrease is primarily due to accrued interest income recognized on the $18.6 million note receivable from Affinity Bank Holdings LLC ("ABH"), an affiliate, partially offset by higher interest rates on the Company's revolving credit and term loan facilities.

       INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

       Income from continuing operations before income taxes in the first six months of 2000 was approximately $3.3 million compared to $3.4 million for the first quarter of 1999. This $0.1 million decrease over the prior period was principally due to the decrease in income from operations combined with a higher interest income as noted above.

       INCOME TAX EXPENSE

       The Company recognized a $1.7 million tax expense in the first six months of both 2000 and 1999.

       DISCONTINUED OPERATIONS

       As further described in Note 4 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of AB. The net income from the discontinued operations was $0.6 million for the first six months of 1999.

       NET INCOME

The net income in the first six months of 2000 was $1.6 million compared to $2.2 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

       AGHI is a holding company whose primary asset is the capital stock of AGI. AGI and its subsidiaries provide the operating cash flow necessary to service its debt as well as that of AGHI.

       The Company has two primary debt obligations. On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 ("AGHI Senior Notes"). On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans ("Term A" and "Term B") aggregating $130.0 million and a revolving credit facility of $70.0 million. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of June 30, 2000, the average interest rates on the term loans and revolving credit facility were 9.784% and 9.287%, respectively, and permitted borrowings under the undrawn revolving line were $21.8 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The term loans have quarterly scheduled payments of $2.15 million in 2000. The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2006, respectively. The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

       Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three-month LIBOR index. The floating rate is adjusted quarterly and was 6.391% at June 30, 2000. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the LIBOR base rate over 6% on $75.0 million of the AGI Revolving Credit and Term Loan Facility.

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

       The AGHI indenture pursuant to which the AGHI Senior Notes were issued and the AGI Revolving Credit and Term Loan Facility individually contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. Under the terms of the indenture, AGHI is permitted to make dividend payments subject to certain limitations. In compliance therewith, AGHI declared and paid a dividend to its sole shareholder, AGI Holding Corp., in the first six months of 2000 equal to $5.75 million. The Company was in compliance with all debt covenants at June 30, 2000.

       During the first six months of 2000, payments under the terms of several phantom stock agreements totaled $1.4 million. Additional phantom stock payments of $0.2 million are scheduled to be made over the remainder of 2000.

       Capital expenditures for the first six months of 2000 totaled $6.1 million compared to capital expenditures of $4.6 million for the first six months of 1999. Additional capital expenditures of $3.4 million are anticipated during the balance of 2000, primarily for Camping World supercenter equipment and property improvements, continued enhancements to membership marketing databases, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

       During the first quarter of 2000, the Company made two acquisitions. The first was the acquisition of motorcycle publication titles through the capital stock purchase of Thunder Press, Inc. for $1.0 million in cash and $0.8 of assumed debt. In the second acquisition, the Company acquired the assets of a recreational vehicle (RV) dealership in San Antonio, Texas for $1.2 million in cash, and began selling RV's at its Camping World location in New Braunfels, Texas.

       Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to satisfy the Company's operating cash needs, debt obligations and capital requirements of its existing operations during the next twelve months

                           PART II: OTHER INFORMATION

ITEM 1:

       Reference is made to the information set forth in Item 3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999 regarding the lawsuit against Camp Coast to Coast. In July 2000, the state court judge presiding over the case granted the following motions by AGI and Camp Coast to Coast after the plaintiffs had presented their case: (1) a motion for non-suit directed to the lack of proof of causation, (2) a motion for judgement directed to plaintiff's claims of alter ego liability on the part of AGI, and (3) a motion for judgement directed to AGI's and Camp Coast to Coast's affirmative defense that plaintiff had unclean hands. As a result of granting these motions, the judge terminated the trial. As permitted by California law, plaintiff requested a statement of decision and the parties are currently awaiting a statement of decision from the judge. After the statement of decision is issued, the plaintiff has a prescribed period of time to appeal the decisions. If no appeal is timely filed, judgement will be entered and the case will be concluded without any liability to the Company and its subsidiaries except for the cost of defending the action.

ITEMS 2-6:  NOT APPLICABLE

                                   SIGNATURES:

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         AFFINITY GROUP HOLDING, INC.




                                         /s/      MARK J. BOGGESS
                                         --------------------------
Date:  August 9, 2000                    Mark J. Boggess
                                         Senior Vice President
                                         Chief Financial Officer