Form 10-Q
period 2000-09-30
AFFINITY GROUP HOLDING INC
filed 2000-11-07
CIK 1038622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2000

333-26389
(Commission File Number)

AFFINITY GROUP HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	59-2922099 (I.R.S. Employer Identification No.)

64 Inverness Drive East Englewood, CO (Address of principal executive offices)	80112 (Zip Code)

(303) 792-7284
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: 11% Senior Notes Due 2007

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

             As of November 7, 2000, the Registrant had 100 shares of its $.01 par value Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets As of September 30, 2000 and December 31, 1999	1
	Consolidated Statements of Operations For the three months ended September 30, 2000 and 1999	2
	Consolidated Statements of Operations For the nine months ended September 30, 2000 and 1999	3
	Consolidated Statements of Cash Flows For the nine months ended September 30, 2000 and 1999	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15

SIGNATURES	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2000 and December 31, 1999
(In Thousands)
(Unaudited)

	9/30/00	12/31/99

Assets
Current Assets:
Cash and cash equivalents	$3,620	$4,211
Accounts receivable, less allowance for doubtful accounts	25,901	20,938
Inventories	33,265	34,631
Prepaid expenses and other assets	15,746	9,282

Total current assets	78,532	69,062

Property and equipment	75,362	73,693
Notes from affiliates	24,100	22,443
Intangible assets	185,344	188,745
Deferred tax asset	6,443	7,861
Other assets	4,970	5,137

	$374,751	$366,941

Liabilities and Stockholder’s Deficit
Current Liabilities:
Accounts payable	$22,814	$19,185
Accrued interest	8,233	4,936
Accrued income taxes	830	1,631
Accrued liabilities	22,652	23,638
Deferred revenues	65,649	56,846
Deferred tax liability	3,389	3,381
Current portion of long-term debt	10,723	8,885

Total current liabilities	134,290	118,502

Deferred revenues	32,148	33,764
Long-term debt	281,806	284,673
Other long-term liabilities	4,559	4,470
Commitments and contingencies	—	—

	452,803	441,409

Stockholder’s Deficit:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	12,021	12,021
Accumulated deficit	(90,074)	(86,490)

Total stockholder’s deficit	(78,052)	(74,468)

	$374,751	$366,941

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended

	9/30/00	9/30/99

Revenues:
Membership services	$32,517	$30,702
Publications	12,625	12,083
Merchandise	59,244	57,103

	104,386	99,888
Costs Applicable to Revenues:
Membership services	21,363	19,844
Publications	8,510	8,134
Merchandise	39,461	38,106

	69,334	66,084

Gross profit	35,052	33,804

Operating Expenses:
Selling, general and administrative	21,985	20,196
Depreciation and amortization	4,188	4,014

	26,173	24,210

Income from operations	8,879	9,594

Non-Operating Items:
Interest expense, net	(7,000)	(7,187)
Other non-operating income, net	64	(387)

	(6,936)	(7,574)

Income from continuing operations before income taxes	1,943	2,020
Income tax expense	(1,402)	(1,314)

Income from continuing operations	541	706

Discontinued Operations:
Income from discontinued operations, net of applicable income tax expense of $255	—	415
Gain on disposal, net of applicable income tax expense of $267	—	436

Net income	$541	$1,557

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Nine Months Ended

	9/30/00	9/30/99

Revenues:
Membership services	$92,258	$89,509
Publications	40,992	35,714
Merchandise	170,129	161,439

	303,379	286,662
Costs applicable to revenues:
Membership services	59,751	55,317
Publications	28,463	25,299
Merchandise	112,034	106,684

	200,248	187,300

Gross profit	103,131	99,362

Operating Expenses:
Selling, general and administrative	64,378	60,021
Depreciation and amortization	12,701	12,013

	77,079	72,034

Income from operations	26,052	27,328

Non-Operating Items:
Interest expense, net	(21,010)	(21,667)
Other non-operating income, net	198	(280)

	(20,812)	(21,947)

Income from continuing operations before income taxes	5,240	5,381
Income tax expense	(3,074)	(3,053)

Income from continuing operations	2,166	2,328

Discontinued Operations:
Income from discontinued operations, net of applicable income tax expense of $624	—	1,018
Gain on disposal, net of applicable income tax expense of $267	—	436

Net income	$2,166	$3,782

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING ,INC. ANDSUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended

	9/30/00	9/30/99

Cash Flows from Operating Activities:
Net income	$2,166	$3,782
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	(1,454)
Deferred tax provision	1,444	2,634
Depreciation and amortization	12,701	12,013
Provision for losses on accounts receivable	1,200	428
Deferred compensation	550	850
Loss (gain) on disposal of property and equipment	34	(4)
Changes in operating assets and liabilities (net of
purchased businesses):
Accounts receivable	(6,004)	(1,580)
Inventories	1,366	(2,133)
Prepaid expenses and other assets	(6,175)	(7,177)
Accounts payable	3,506	(617)
Accrued and other liabilities	976	4,723
Deferred revenues	7,116	9,377

Net cash provided by operating activities	18,880	20,842

Cash Flows from Investing Activities:
Capital expenditures	(8,063)	(8,491)
Proceeds from sale of property and equipment	49	95
Net changes in intangible assets	(6)	(396)
Loans receivable	(1,657)	(180)
Acquisitions	(2,215)	—

Net cash used in investing activities	(11,892)	(8,972)

Cash Flows from Financing Activities:
Dividends paid	(5,750)	—
Borrowings on long-term debt	77,321	58,580
Principal payments of long-term debt	(79,150)	(69,152)

Net cash used in financing activities	(7,579)	(10,572)

Net (decrease) increase in cash and cash equivalents	(591)	1,298
Cash and cash equivalents at beginning of year	4,211	2,863

Cash and cash equivalents at end of period	$3,620	$4,161

Supplemental Disclosures of Cashflow Information:
Cash paid during the period for:
Interest	$19,477	$18,780
Income taxes	3,163	823

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)      BASIS OF PRESENTATION

             The financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc. (“AGI”), and AGI’s subsidiaries (collectively the “Company”) without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s 10-K report for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim peri ods presented.

(2)      RECENT ACCOUNTING PRONOUNCEMENTS

             In June 1998, the Financial Accounting Standards Board issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company currently has only one item related to SFAS 133, the income/loss from the interest floor and cap transaction agreement. This SFAS will be implemented by January 1, 2001. The adoption by the Company of SFAS 133 is not expected to have a material effect on its results of operations or on its financial position.

(3)      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

             The Company’s three principal lines of business are Membership Services, Publications, and Retail. The Membership Services segment operates the Good Sam Club, Coast to Coast Club, and Camping World’s President’s Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts. These membership clubs form a receptive audience to which the Company markets its products and services. The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV industry trade magazines. The Retail segment sells specialty retail products and services for RV enthusiasts primarily through retail supercenters, mail order catalogs, and websites. The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciatio n and amortization.

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

(3)   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
   INFORMATION (Continued)

             The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated

Quarter Ended September 30, 2000
Revenues from external customers	$32,517	$12,625	$59,244	$104,386
Segment operating profit	8,570	3,718	5,765	18,053

Quarter Ended September 30, 1999
Revenues from external customers	$30,702	$12,083	$57,103	$99,888
Segment operating profit	8,643	3,405	6,349	18,397

	Membership Services	Publications	Retail	Consolidated

Nine Months Ended September 30, 2000
Revenues from external customers	$92,258	$40,992	$170,129	$303,379
Segment operating profit	26,359	10,862	15,821	53,042

Nine Months Ended September 30, 1999
Revenues from external customers	$89,509	$35,714	$161,439	$286,662
Segment operating profit	28,200	8,410	16,230	52,840

             The following is a summary of the reportable segment reconciliations to the Company’s consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 (in thousands):

	Three Months		Nine Months

	9/30/00	9/30/99	9/30/00	9/30/99

Income From Operations Before Depreciation and Amortization
Total profit for reportable segments	$18,053	$18,397	$53,042	$52,840
Unallocated G & A expense	(4,986)	(4,789)	(14,289)	(13,499)

Income from operations before
depreciation and amortization	$13,067	$13,608	$38,753	$39,341

(4)      DISCONTINUED OPERATIONS

             During the fourth quarter of 1998, the Company’s Board of Directors adopted a plan to sell the stock of Affinity Bank (“AB”), subject to regulatory approval, to Affinity Bank Holdings LLC (“ABH”) an affiliate of the Company at its net book value, which in the opinion of management approximated market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The Company received regulatory approval to sell AB and subsequently closed the transaction on September 30, 1999.

             Information relating to the operations of AB for the nine months ended September 30, 1999 is as follows (in thousands):

9/30/99

Revenues	$12,772
Costs applicable to revenues	10,955

Gross profit	1,817
Operating expenses	175

Income from operations	1,642
Income tax expense	(624)
Gain on disposal, net of taxes	436

Income from discontinued operations	$1,454

(5) NOTES FROM AFFILIATES

             In consideration for the stock of AB, Affinity Group Thrift Holding Corporation (“AGTHC”) received a Capital Note, valued at $18,631,000. The Capital Note accrues interest at the rate of 11% per annum and is payable at such times as declared by the board of directors of ABH. All interest accrued shall be paid in full before any distributions are paid or declared to any member of ABH. If not earlier paid, all accrued interest and principal outstanding shall be paid at maturity on October 1, 2014. In addition, AGTHC, although required to be consolidated with the Company, is recognized as an “unrestricted” or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

             The second note included is the consideration received upon the sale of Affinity Insurance Group, Inc. to Adams Insurance Holding LLC, a company wholly-owned by the Company’s Chairman. This $3.1 million promissory note accrues interest at a per annum rate equal to the interest rate on the senior secured borrowings of AGI. The principal and accrued interest is payable upon the consummation of a sale transaction as defined in the promissory note.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	Three Months Ended

	9/30/00	9/30/99	Inc/(Dec)

Revenues:
Membership services	31.2%	30.7%	5.9%
Publications	12.1%	12.1%	4.5%
Merchandise	56.7%	57.2%	3.7%

	100.0%	100.0%	4.5%
Costs Applicable to Revenues:
Membership services	20.5%	19.9%	7.7%
Publications	8.1%	8.1%	4.6%
Merchandise	37.8%	38.2%	3.6%

	66.4%	66.2%	4.9%

Gross profit	33.6%	33.8%	3.7%

Operating Expenses:
Selling, general and administrative	21.1%	20.2%	8.9%
Depreciation and amortization	4.0%	4.0%	4.3%

	25.1%	24.2%	8.1%

Income from operations	8.5%	9.6%	(7.5)%

Non-Operating Items:
Interest expense, net	(6.7)%	(7.2)%	(2.6)%
Other non-operating income, net	0.1%	(0.4)%	116.5%

	(6.6)%	(7.6)%	(8.4)%

Income from continuing operations before income taxes	1.9%	2.0%	(3.8)%
Income tax expense	(1.4)%	(1.3)%	6.7%

Income from continuing operations	0.5%	0.7%	(23.4)%

Discontinued Operations:
Income from discontinued operations, net of applicable income tax expense	—	0.4%	(100.0)%
Gain on disposal, net of applicable income tax expense	—	0.5%	(100.0)%

Net income	0.5%	1.6%	(65.3)%

             The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	Nine Months Ended

	9/30/00	9/30/99	Inc/(Dec)

Revenues:
Membership services	30.4%	31.2%	3.1%
Publications	13.5%	12.5%	14.8%
Merchandise	56.1%	56.3%	5.4%

	100.0%	100.0%	5.8%
Costs Applicable to Revenues:
Membership services	19.7%	19.3%	8.0%
Publications	9.4%	8.8%	12.5%
Merchandise	36.9%	37.2%	5.0%

	66.0%	65.3%	6.9%

Gross Profit	34.0%	34.7%	3.8%

Operating Expenses:
Selling, general and administrative	21.2%	21.0%	7.3%
Depreciation and amortization	4.2%	4.2%	5.7%

	25.4%	25.2%	7.0%

Income from Operations	8.6%	9.5%	(4.7)%

Non-Operating Items:
Interest expense, net	(6.9)%	(7.5)%	(3.0)%
Other non-operating income, net	—	(0.1)%	170.7%

	(6.9)%	(7.6)%	(5.2)%

Income from continuing operations before income taxes	1.7%	1.9%	(2.6)%
Income tax expense	(1.0)%	(1.1)%	0.7%

Income from continuing operations	0.7%	0.8%	(7.0)%

Discontinued Operations:
Income from discontinued operations, net of applicable income taxes	—	0.4%	(100.0)%
Gain on disposal, net of applicable income tax expense	—	0.1%	(100.0)%

Net Income	0.7%	1.3%	(42.7)%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

  Revenues

             Revenues of $104.4 million for the third quarter of 2000 increased by approximately $4.5 million or 4.5% from the comparable period in 1999.

             Membership services revenues of $32.5 million for the third quarter of 2000 increased by approximately $1.8 million or 5.9% from the comparable period in 1999. This revenue increase was largely attributable to a $0.9 million increase in member events primarily due to the successful deployment of the first annual Great North American RV Rally, and a $0.9 million increase in marketing fee income generated on sales of various ancillary insurance products.

             Publication revenue of $12.6 million for the third quarter of 2000 increased by 4.5% from the comparable period in 1999 largely due to a revenue increase in the power sports titles which is primarily attributable to the acquisition of Thunder Press, Inc. (“TPI”) in January 2000, partially offset by a reduction in book division revenue.

             Merchandise revenue of $59.2 million increased $2.1 million or 3.7% over the third quarter of 1999. This revenue increase was largely attributable to a $2.5 million increase in revenue related to the March 2000 asset acquisition of a recreational vehicle dealership in San Antonio, Texas (“CWRV Sales, Inc.”), partially offset by a $0.4 million decrease in Camping World merchandise revenue. The decrease in merchandise revenue is primarily attributable to a net $0.5 million decrease in retail showroom sales, consisting of a $1.1 million increase related to the addition of one new store, and a $1.6 million or 4.4% decrease in same store sales over the third quarter of 1999. In addition, mail order sales were flat with last year, and installation fees and other supplies and services increased $0.1 million over 1999.

  Costs Applicable to Revenues

             Costs applicable to revenues totaled $69.3 million for the third quarter of 2000, an increase of $3.3 million or 4.9% over the comparable period in 1999.

             Membership services costs and expenses increased by approximately $1.5 million or 7.7% to $21.4 million in the third quarter of 2000 compared to $19.8 million in 1999. This increase was due to a $1.0 million increase in membership services expenses, primarily associated with Coast to Coast Club legal defense costs in the Travel America, Inc. et. al. lawsuit, as disclosed in Item 3 of the December 31, 1999 Form 10-K, (see Item 1 of Part II for recent favorable developments in the case), and a net $0.5 million increase in marketing fees incurred, primarily associated with the member events revenue increase.

             Publication costs and expenses of $8.5 million for the third quarter of 2000 increased approximately $0.4 million or 4.6% compared to the third quarter of 1999. This increase was primarily due to the newly acquired operations of TPI and reduced book promotions versus the prior year.

             Merchandise costs applicable to revenues of $39.5 million increased $1.4 million or 3.6% from the third quarter of 1999 primarily attributable to a $1.9 million cost increase associated with the newly acquired CWRV Sales, Inc., and a $0.5 million decrease due to a 0.7% decrease in merchandise sales. The gross profit margin of merchandise sales increased by $0.2 million from 33.3% in the third quarter of 1999 to 33.9% for the same period in 2000. This margin increase was due to changes in product mix and improved product costs.

  Operating Expenses

             Selling, general and administrative expenses of $22.0 million for the third quarter of 2000 were $1.8 million or 8.9% over the third quarter of 1999. This increase is primarily attributed to a $0.9 million increase in wage-related benefits, a $0.4 million increase in Camping World’s expenses due to the addition of one new Camping World store, and a $0.5 million increase due to the acquisition of CWRV, Inc. Depreciation and amortization expenses of $4.2 million were $0.2 million over the third quarter of 1999. This variance is primarily associated with an increase in depreciation expense attributable to increased capital expenditures, including the expenditures associated with the new retail store.

  Income from Operations

             Income from operations for the third quarter of 2000 decreased by $0.7 million, or 7.5%, to $8.9 million compared to $9.6 million for the third quarter of 1999. This decrease was due to increased operating expenses of $2.0 million, partially offset by increases in gross profit from the merchandise segment, the membership services segment, and the publications segment of $0.8 million, $0.3 million and $0.2 million, respectively.

  Non-Operating Expenses

             Non-operating expenses of $6.9 million decreased $0.6 million for the third quarter of 2000 compared to the same period in 1999 due to accrued interest income recognized on the notes from affiliates partially offset by higher interest rates on the Company’s revolving credit and term loan facilities.

  Income from Continuing Operations Before Income Taxes

             Income from continuing operations before income taxes in the third quarter of 2000 was approximately $1.9 million compared to $2.0 million for the third quarter of 1999. This $0.1 million reduction over 1999 was principally due to the decrease in income from operations partially offset by reduced non-operating expenses as noted above.

  Income Tax Expense

             In the third quarter of 2000, the Company recognized a $1.4 million tax expense compared to $1.3 million in the third quarter of 1999.

  Discontinued Operations

             As further described in Note 4 to the consolidated financial statements, the Company disposed of the assets of AB in the third quarter of 1999. For the third quarter of 1999, income from the discontinued operations and the gain on disposition totaled $415,000 and $436,000, respectively.

  Net Income

             The net income in the third quarter of 2000 was $0.5 million compared to $1.6 million for the same period in 1999.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

  Revenues

             Revenues of $303.4 million for the first nine months of 2000 increased by approximately $16.7 million or 5.8% from the comparable period in 1999.

             Membership services revenues of $92.3 million for the first nine months of 2000 increased by approximately $2.7 million or 3.1% from the comparable period in 1999. This revenue increase was largely attributable to a $1.8 million increase in marketing fee income recognized on sales of vehicle insurance products, $0.9 million in additional emergency road service revenue as a result of increased enrollment, and $0.8 million in increased member events revenue, partially offset by a $0.8 million decline in marketing fee income from the sale of RV financing products. An increase in interest rates resulted in an overall decrease in loan production and a corresponding decrease in fee income.

             Publication revenue of $41.0 million for the first nine months of 2000 increased by $5.3 million or 14.8 % from the comparable period in 1999. This variance is largely due to a $2.5 million increase related to a new cd-rom version of the Trailer Life Campground/RV Park and Services Directory and a new customized road atlas, a net $2.2 million revenue increase for the power sports titles primarily as a result of the acquisition of TPI, and a $0.6 million increase in advertising revenue for the RV-related magazines.

             Merchandise revenue of $170.1 million increased $8.7 million or 5.4% over the first nine months of 1999. This increase consisted of $5.2 million in revenue related to the March 2000 asset acquisition of CWRV Sales, Inc.

and $3.5 million or 2.1% increase in Camping World merchandise revenue. The increase in Camping World merchandise revenue is primarily attributable to a net $2.0 million increase in retail showroom sales, which includes a $3.7 million revenue increase related to the addition of one new store and a $1.7 million or 1.6% decrease in same store sales over the first nine months of 1999. In addition, mail order sales increased $0.8 million, and installation fees and other supplies and services increased $0.7 million over 1999.

  Costs Applicable to Revenues

             Costs applicable to revenues totaled $200.2 million for the first nine months of 2000, an increase of $12.9 million or 6.9% over the comparable period in 1999.

             Membership services costs and expenses increased by approximately $4.4 million or 8.0% to $59.8 million in the first nine months of 2000 compared to $55.3 million in 1999. Membership services expenses increased $3.6 million due to a $2.4 million increase in Coast to Coast Club expenses, primarily legal defense costs and an increase in member acquisition marketing expenses, a $1.2 million increase of President’s Club promotional expenses, and an additional $0.8 million of increased program enhancement expenses related to RVSEARCH, an internet website developed to list customers’ new and used recreational vehicles for sale.

             Publication costs and expenses of $28.5 million for the first nine months of 2000 increased approximately 12.5% compared to the first nine months of 1999. This increase was primarily due to increased directory expenses related to the new products sold, and the newly acquired operations of TPI.

             Merchandise costs applicable to revenues of $112.0 million increased $5.4 million or 5.0% from the first nine months of 1999 due to a $4.1 million increase associated with the CWRV Sales, Inc. acquisition and $1.3 million attributable to the 1.7% increase in merchandise sales. The gross profit margin of merchandise sales increased by $2.1 million from 33.9% in the first nine months of 1999 to 34.5% for the same period in 2000. This margin increase was due to changes in product mix and improved product costs.

  Operating Expenses

             Selling, general and administrative expenses of $64.4 million for the first nine months of 2000 were $4.4 million or 7.3% over the first nine months of 1999 due to a $1.8 million increase in wage and related benefits, a $1.1 million increase in expenses associated with the addition of one new Camping World store, $0.9 million increase as a result of the purchase of CWRV Sales, Inc., and a $0.6 million increase in variable labor due to the increased retail sales. Depreciation and amortization expenses of $12.7 million were $0.7 million over the first nine months of 1999. This variance is primarily associated with an increase in depreciation expense attributable to increased capital expenditures, including the expenditures associated with the new retail store.

  Income from Operations

             Income from operations for the first nine months of 2000 decreased by $1.3 million or 4.7% to $26.1 million compared to the first nine months of 1999. This decrease was due to an increase in operating expenses of $5.0 million and a reduction in gross profit from the membership services segment of $1.7 million, partially offset by an increase in gross profit from the merchandise and publication segments of $3.3 million and $2.1 million, respectively.

  Non-Operating Expenses

             Non-operating expenses were $20.8 million for the first nine months of 2000, compared to $21.9 million for the same period in 1999. This decrease is primarily due to accrued interest income recognized on the notes from affiliates, partially offset by higher interest rates on the Company’s revolving credit and term loan facilities.

  Income from Continuing Operations Before Income Taxes

             Income from continuing operations before income taxes in the first nine months of 2000 was approximately $5.2 million compared to $5.4 million for the first quarter of 1999. This decrease over the prior period was principally due to the decrease in income from operations combined with lower non-operating items as noted above.

  Income Tax Expense

             The Company recognized a $3.1 million tax expense in the first nine months of 2000 and 1999.

  Discontinued Operations

             As further described in Note 4 to the consolidated financial statements, the Company disposed of the assets of AB in the third quarter of 1999. For the first nine months of 1999, income from the discontinued operations and the gain on the disposition totaled $1,018,000 and $436,000, respectively.

  Net Income

             The net income in the first nine months of 2000 was $2.2 million compared to $3.8 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

             AGHI is a holding company whose primary asset is the capital stock of AGI. AGI and its subsidiaries provide the operating cash flow necessary to service its debt as well as that of AGHI.

             The Company has two primary debt obligations. On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 (“AGHI Senior Notes”). On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility (“AGI Revolving Credit and Term Loan Facility”) consisting of two term loans (“Term A” and “Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of September 30, 2000, the average interest rates on the term loans and revolving credit facility were 9.764% and 9.268%, respectively, and the undrawn revolving line totaled $26.3 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The term loans have quarterly scheduled payments of $2.15 million in 2000. The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2006, respectively. Virtually all the assets and a pledge of the stock of AGI secure the AGI Revolving Credit and Term Loan Facility.

             Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement (“AGI Interest Rate Collar”) at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three-month LIBOR index. The floating rate is adjusted quarterly and was 6.711% at September 30, 2000. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the LIBOR base rate over 6% on $75.0 million of the AGI Revolving Credit and Term Loan Facility.

             The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. For the year ended December 31, 1999, AGI generated $17.4 million of Excess Cash Flow, as defined which, in accordance with the terms of the AGI Revolving Credit and Term Loan Facility, sixty-five percent of which was used to prepay the term loans and the balance was distributed to AGHI as a restricted junior payment.

             The AGHI indenture pursuant to which the AGHI Senior Notes were issued and the AGI Revolving Credit and Term Loan Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. Under the terms of the indenture, AGHI is permitted to make dividend payments subject to certain limitations. In compliance therewith, AGHI declared and paid a dividend to its sole shareholder, AGI Holding Corp., in the first nine months of 2000 equal to $5.75 million. The Company was in compliance with all debt covenants at September 30, 2000.

             During the first nine months of 2000, payments under the terms of several phantom stock agreements totaled $1.6 million. No additional phantom stock payments are scheduled to be made over the remainder of 2000.

             Capital expenditures for the first nine months of 2000 totaled $8.1 million compared to capital expenditures of $8.5 million for the first nine months of 1999. Additional capital expenditures of $1.9 million are anticipated during the balance of 2000, primarily related to the replacement of the retail mail order system, continued enhancements to membership marketing databases, computer hardware upgrades, and computer software upgrades and enhancements.

             During the first quarter of 2000, the Company made two acquisitions. The first was the acquisition of motorcycle publication titles through the capital stock purchase of Thunder Press, Inc. for $1.0 million in cash and $0.8 million of assumed debt. In the second acquisition, the Company acquired the assets of a recreational vehicle (“RV”) dealership, CWRV Inc., in San Antonio, Texas for $1.2 million in cash, and began selling RV’s at its new Camping World location in New Braunfels, Texas.

             Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to satisfy the Company’s operating cash needs, debt obligations and capital requirements of its existing operations during the next twelve months.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             Reference is made to the information set forth in Item 3 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999 regarding the lawsuit against Camp Coast to Coast. In July, 2000, the state court judge presiding over the case granted the following motions by AGI and Camp Coast to Coast after the plaintiffs had presented their case: (1) a motion for non-suit directed to the lack of proof of causation, (2) a motion for judgment directed to plaintiffs’ claims of alter ego liability on the part of AGI, and (3) a motion for judgment directed to AGI’s and Camp Coast to Coast’s affirmative defense that plaintiffs had unclean hands. As a result of granting these motions, the judge discharged the jury. As permitted by California law, plaintiffs requested a statement of decision, which has been signed, and a judgment entered. The judgment included an award of legal fees and costs in fa vor of AGI and Camp Coast to Coast. AGI and Camp Coast to Coast have filed a motion to establish the recoverable amount of their legal fees and costs from the plaintiffs and an individual who is an affiliate of some of the plaintiffs. The motion has not yet been heard. The period for filing an appeal by plaintiffs of the judgment entered has not yet expired. If no appeal is timely filed, judgment will become non-appealable, the case will be concluded, and the Company and its subsidiaries will not be liable with respect to any of the claims.

Items 2-6.   Not Applicable

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.
Date: November 7, 2000	/s/ Mark J. Boggess
Mark J. Boggess Senior Vice President Chief Financial Officer