Form 10-K
period 2000-12-31
AFFINITY GROUP HOLDING INC
filed 2001-03-15
CIK 1038622

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 333-26389

AFFINITY GROUP HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	59-2922099 (I.R.S. Employer Identification No.)
64 Inverness Drive East Englewood, CO 80112 (Address of principal executive offices)	(303) 792-7284 (Registrant's telephone number including area code.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 15, 2001
Common stock, $.01 par value	100

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

    The Company is a member-based direct marketing organization with complimentary retail outlets across the country. The Company's club members form a receptive audience to which it sells products, services, merchandise and publications targeted to the recreational interests of club members. The Company's three principal lines of business are (i) club memberships and related products, services and club magazines, (ii) specialty retail merchandise distributed primarily through retail supercenters, mail order catalogs and the internet, and (iii) subscription magazines and other publications including directories. The Company's affinity groups are principally comprised of recreational vehicle owners, campers, outdoor recreationists and, to a lesser extent, golfers. See Footnote 12 in the Notes to Consolidated Financial Statements for financial information about the Company's segments.

    At December 31, 2000, there were approximately 1.8 million dues paying members enrolled in the Company's clubs, remaining level with 1999. The paid circulation per issue of the Company's general circulation magazines is estimated at approximately 847,000 with an aggregate readership estimated at 5.6 million at December 31, 2000. The Company believes its club members have favorable demographic characteristics and comparatively high renewal rates. Total revenues of the Company were $405.1 million for the year ended December 31, 2000, compared to $386.7 million for the year ended December 31, 1999, representing a 4.8% increase.

Business Strategy

    The Company's business strategy is to increase (i) the enrollment of its clubs through internal growth and acquisitions, (ii) the sales of its products and services to club members through improving its distribution channels and by developing and enhancing its product and service offerings, and (iii) the circulation of its publications by introducing new magazines and acquiring publications which are complementary to the Company's recreational market niche. The Company also seeks to realize operational efficiencies through the integration of acquired businesses.

Enhance Club Membership Enrollment

    The Company seeks to increase the number of its club members through maximizing renewals by establishing an optimal mix of channels for soliciting new members and re-acquiring inactive members including, but not limited to, our internet presence through RV.Net. Management believes that the participation levels and renewal rates of club members reflect the benefits derived from membership. In order to maintain high participation rates in its clubs, the Company continuously evaluates member satisfaction and actively responds to changing member preferences through the enhancement or introduction of new membership benefits including products and services. The Company also uses alternative channels for acquiring club members. This is achieved through the use of two separate call centers, promotion in the publication titles it owns, through the national network of Camping World Supercenters, mail order catalogs and the internet.

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

Increase Sales of Products and Services

    The Company seeks to increase the sale of its products and services due to their profitability and the favorable impact such programs have on club membership growth and retention. Management believes that a substantial opportunity exists to market its products and services through the national network of Camping World supercenters and mail order catalogs. A significant percentage of Good Sam Club members currently subscribe to one or more of its products and services, such as the emergency road service program and the extended vehicle warranty program. Management also believes that the Good Sam Club members who are not currently President's Club members represent a focused group of customers to which it will market Camping World's RV accessory merchandise. The Company regularly studies the feasibility of introducing new products and services.

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

    The average age and annual household income of the Company's club members in 2000 were 57 years and $53,200, respectively, based on member survey data compiled by the Company. The Company believes that the demographic profile of its typical club member, coupled with a demographic trend towards an aging population will have a favorable impact on RV ownership and the demand for club memberships and related products and services.

Membership Clubs

    The Company operates the Good Sam Club, Coast to Coast Club, and Camping World's President's Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts. The membership clubs form a receptive audience to which the Company markets its products and services.

    The following table sets forth the number of members at December 31, 2000, annual membership dues and average annual renewal rates during the period of 1996 to 2000 for each club:

Membership Club	Number of Members at December 31, 2000(1)	Annual Fee(2)	Average Renewal Rate(3)
Good Sam Club	949,600	$12-$25	72%
Coast to Coast Club	178,200	$80-$90	76%
President's Club	581,700	$15-$20	68%
Golf Card Club	93,900	$65-$75	62%

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

    Beginning in 1992, the Company began selling lifetime memberships for the Good Sam Club. As of December 31, 2000, the average price for a lifetime membership was $330 with 114,825 members registered. Based on an actuarial analysis of the lifetime members, the Company expects the average length of a lifetime membership to be 18 years.

Good Sam Club

    The Good Sam Club, founded in 1966, is a membership organization for owners of recreation vehicles. The Good Sam Club is the largest RV club in North America with approximately 950,000 member families and over 1,900 local chapters as of December 31, 2000. The average renewal rate for Good Sam Club members was approximately 72% during the period 1996 through 2000. The Company has focused on selling higher margin multi-year memberships which, among other advantages, reduces the cost of membership renewal. At December 31, 2000, the average length of time for participation in the Good Sam Club was over 6 years with most club members purchasing annual memberships.

    Membership fees range from $12 to $25, subject to the term and type (acquisition or renewal). The benefits of club memberships include: discounts for overnight stays at over 1,700 participating RV parks and campgrounds; discounts on the purchase of supplies and accessories for recreation vehicles at over 100 RV service centers; a free annual subscription to Highways, the club's regular news magazine; discounts on other Company publications; trip routing and mail-forwarding; and access to products and services developed for club members. Based on typical usage patterns, the Company estimates that Good Sam Club members realize estimated annual savings from discounts of $157.

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

    The following table lists the number of club members and RV parks and campgrounds from 1996 through 2000 at which discounts for members were available at December 31st of the respective year:

	Year Ended December 31
	2000	1999	1998	1997	1996
Number of Good Sam Members(1)	949,600	970,100	936,200	927,000	911,400
Lifetime members included above	114,800	109,900	102,800	82,900	68,500
Number of RV campgrounds offering discounts to Good Sam members	1,747	1,775	1,682	1,697	1,682

(1)
A member consists of a household.

Coast to Coast

    The Coast to Coast Club operates the largest reciprocal use network of private RV resorts in North America. The Company offers a series of membership benefits depending upon pricing and program type under the Coast to Coast name. Members of Coast to Coast belong to a private RV resort owned and operated by parties unrelated to the Company. Club members may use most of the participating resorts in the Coast to Coast network subject to availability. At December 31, 2000, there were approximately 178,000 member families in the Coast to Coast club. Approximately 400 private RV resorts nationwide participated in the Coast to Coast reciprocal use programs, representing approximately 75% of those resorts in the US. These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins and condominiums. For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sanitary and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities. The Company has established quality criteria for resorts to join and remain in the Coast to Coast networks.

    For standard annual renewal dues from $79.95 for a single year membership to $159.95 for a multiple-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts, hotels and campgrounds; an annual subscription to Coast to Coast Magazine; the Coast to Coast Directory providing information on the participating resorts; discounts on other Company publications, access to discount travel services; trip routing; and access to products and services developed for club members. Coast to Coast Resort Club members also have the right to use, subject to availability, the lodging facilities at 360 participating resorts at a discounted rate.

    The Company believes that resorts participating in the Coast to Coast networks view access to reciprocating member resorts as an incentive for their customers to join their resort. Because a majority of members of Coast to Coast clubs own RVs, access to participating resorts throughout North America can be an important complement to local resort membership. During 2000, Coast to Coast members utilized approximately 700,000 nightly stays under the reciprocal use program. Based on typical use patterns, the Company estimates that Coast to Coast members realize estimated annual savings from these discounts of over $200 from discounted overnight stay accommodations at participating resorts. The average annual renewal rate for members of the Coast to Coast clubs after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 76% during the period 1996 through 2000.

    The following table sets forth the number of members in Coast to Coast Club and resorts participating in the reciprocal use program at December 31st of the respective year:

	Year Ended December 31
	2000	1999	1998	1997	1996
Number of member families in Coast to Coast Club	178,100	194,600	229,900	241,500	257,200
Number of resorts	360	400	369	387	461

    Membership in the Coast to Coast Club declined 8.5% from 1999 to 2000, and 31% from 1996 to 2000. The decreasing trend in membership is due to the high cost of marketing which curtails initial membership sales at participating resorts, and an aging member base. Three major resort systems that either experienced bankruptcy or left the Coast system in the past four years have directly impacted the Coast to Coast membership enrollment.

President's Club

    Camping World's President's Club program, which was established in 1986, has grown to 581,700 members. President's Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively. The average life (including renewals) of club membership is three years and approximately 80% of club members are enrolled for one year. President's Club members receive a 10% discount on the purchase of all of Camping World's merchandise and installation fees and also receive special mailings, including newsletters and flyers offering selected products and services at special prices.

    The following table lists the number of President's Club members and number of retail stores at year end for 1996 through 2000 for the respective year:

	Year Ended December 31
	2000	1999	1998	1997	1996
Camping World's President's Club Members	581,700	560,200	524,300	510,900	465,200
Number of stores(1)	30	30	29	27	27

(1)
Includes supercenters and one 1,800 square foot retail showroom located within the Bakersfield, California distribution center.

Golf Card Club

    The Golf Card Club, founded in 1974, had approximately 93,900 members at December 31, 2000. The major attraction for membership is the financial savings which members receive when playing at one of approximately 3,300 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership. The Company believes that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America. None of the participating golf courses are owned or operated by the Company.

    Members of the Golf Card Club receive the following benefits: (i) two rounds annually of free or discounted golf at approximately 3,300 affiliated golf courses, (ii) discounted vacation packages at over 250 "Stay and Play" resorts, (iii) one-year National Car Rental Emerald Club membership, (iv) annual subscription to Golf Traveler magazine, published six times per year, and (v) Annual Directory of Affiliated Courses and Resorts, (vi) One-year Great American Traveler membership (hotel discount card), (vii) access to 130 local Grasshopper Clubs for fun tournament and social activities, (viii) opportunity to play in one of 35 Member-Guest Tournaments, and (ix) chance to test (and keep) select golf products.

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

    The standard annual membership fee is $75 for a single membership and $110 for a double membership. Multi-year memberships range from a single two-year for $129 to a five-year double of $479. The average renewal rate for Golf Card Club members at December 31, 2000 was approximately 62% for the period 1996 to 2000, with a renewal rate of 67% for 2000, unchanged from 1999.

    The following table lists the number of Golf Card members, participating golf courses and "Stay and Play" resorts at December 31st of each year in this period:

	Year Ended December 31
	2000	1999	1998	1997	1996
Number of Members in the Golf Card Club(1)	93,900	93,600	111,000	134,400	136,200
Number of Participating Golf Courses	3,300	3,300	3,400	3,500	3,100
Number of "Stay and Play" Golf Resorts	251	264	300	305	310

(1)
A single membership counts as one member and a double membership as two members.

    The decline in membership reflects increased competition and abandonment of the Partner-Free acquisition strategy. A complete market repositioning of the club within the last two years included a new marketing strategy, new benefits, and staff and cost restructuring, all expected to address competitive challenges and stabilize the membership file.

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

Emergency Road Service (ERS)

    The Company promotes various road service products to its existing membership programs, as well as to non-club members. The ERS products provide towing and roadside assistance for an annual subscriber dues range from $69.95 to $99.95. The Company developed the ERS program initially for Good Sam Club members in 1984 as an enhancement to their club membership. Currently 24% of the general Good Sam Club membership is enrolled in the Good Sam ERS program, up 1% from the prior year. The Company believes it is important to target the diversified market niches with identifiable products that offer a range of benefits. The Company currently markets these products through direct mail, advertising in publications, campground directories, space ads, internet and telemarketing. The table below sets forth the total enrollment in the various ERS programs as of December 31, for each year indicated:

	Year Ended December 31
	2000	1999	1998	1997	1996
ERS Enrollment	341,600	331,700	329,900	315,200	224,000

    For the third year in a row, enrollment in the various ERS programs has grown through promotional and marketing efforts which have attracted new members and improved renewal rates. Combined enrollment in the programs has increased 9,900 members or approximately 3% over 1999. The Company acquired the RRR RV ERS program from a competitor in August 1997 and acquired Camping World's RoadCare program in conjunction with the acquisition of Camping World.

Vehicle Insurance Programs

    The Company has two vehicle insurance programs, Vehicle Insurance Program ("VIP") and Motor Vehicle Program ("MVP"), to facilitate the availability of cost-effective vehicle insurance suitable to the demographic characteristics and vehicle usage patterns of its various club members. At December 31, 2000, the VIP program had approximately 189,600 members which represented a 16.7% and 3.0% penetration, respectively, of the Good Sam Club and Coast to Coast clubs. During the period 1996 to 2000, the average annual renewal rate of members participating in the VIP program was approximately 91.0%.

    The Company acquired the Motor Vehicle Program ("MVP") in conjunction with the acquisition of Camping World. This program, marketed to President's Club members, had 43,651 policies outstanding as of December 31, 2000. The MVP policies generated $54.0 million of written premiums during 2000 from which the company recognized $2.5 million of marketing fee revenue.

    The Company's marketing fee is based on the amount of written premiums and the profitability of the program. The insurance providers assume all claim risks.

    The table below sets forth the number of policies in force for the VIP and MVP programs, the dollar amount of written premiums by the insurance providers, and the marketing fees generated as of December 31 of each year indicated:

	Year Ended December 31
	2000	1999	1998	1997	1996
VIP and MVP policies in force	231,200	235,100	246,500	258,600	215,100
Written premiums by the insurance providers under the VIP and MVP programs (millions)	$231.3	$236.3	$252.9	$249.5	$208.7
Marketing fees generated (millions)	$19.2	$20.8	$16.5	$22.6	$17.2

    Management believes the recent declines in policies in force and premiums written are due to several factors. The RV industry and auto insurance markets have become increasingly competitive and has led to comparison shopping by consumers and lower rates by competitors. In addition, beginning in 1998 VIP's underwriter restricted the policy renewals for many New Jersey residents due to unfavorable claims experience.

Other Products and Services

    Other products and services marketed to club members include credit cards, vehicle financing, supplemental health and life insurance, financial services and extended vehicle warranties. Most of these services are provided to club members by third parties who pay the Company a marketing fee.

    The RV financing program is administered by Ganis Credit Corporation ("Ganis"). The number of Ganis RV loans to the Company's club members decreased by 43.3% from 1999 to 2000 primarily due to an unfavorable increase in interest rates.

    During 1996, the Company introduced its extended vehicle warranty program. The Company earned marketing fees of approximately $5.7 million in 2000, a 2.4% increase over 1999. This increase is attributable to the renewal of annual contracts first sold in 1999. This program, which had 19,383 policies in force as of December 31, 2000, promotes the product through direct mail marketing channels, Company magazine print ads and retail kiosks in Camping World stores.

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

    The following chart sets forth the circulation and frequency of the Company's publications:

Publication	2000 Circulation		Number of Issues Published Each Year
GENERAL CIRCULATION MAGAZINES:
American Rider	61,102	(1)	8
ATV Sport	53,854	(1)	6
Bowhunting World	84,819	(1)	9
MotorHome	147,062	(1)	12
Rider	103,835	(1)	12
Snow Week	16,921	(1)	18
SnowGoer	70,551	(1)	6
Trailer Life	280,957	(1)	12
Watercraft World	27,601	(1)	9
CONTROLLED CIRCULATION—Business:
Archery Business	11,000	(3)	7
Campground Management	10,000	(3)	12
PowerSports Business	10,918	(3)	18
RV Business	21,290	(3)	12
CONTROLLED CIRCULATION—Consumer:
ATV Magazine	231,350	(3)	4
Cruising Rider	148,105	(3)	5
PWC Magazine	293,082	(2)	4
Snowmobile	557,830	(3)	4
Thunder Press—East	31,726	(2)	12
Thunder Press—West	45,742	(2)	12
Women Rider	43,801	(2)	2
Woodall Specials	103,267	(4)	1
Woodall's Regional News Tabloids	178,260	(2)	12
ANNUALS:
Roads to Adventure	372,826	(2)(5)	1
Trailer Life Campground/RV Park & Services Directory	303,589	(1)	1
Trailer Life's RV Buyers Guide	60,000	(2)	1
Woodall Buyer's Guide	57,000	(2)	1
Woodall Campground Directory	335,649	(1)	1
Woodall Tenting Directory	43,361	(2)	1
Woodall Go & Rent Rent & Go	93,000	(2)	1
CLUB MAGAZINES:
Coast to Coast Magazine	188,375	(6)	8
Golf Traveler	97,333	(6)(7)	6
Highways	959,202	(6)	11
RV View	581,977	(6)	5

(1)
Paid circulation.
(2)
Includes sales and free distribution.
(3)
Trade publication distributed to industry-specific groups.
(4)
Distribution to RV outlets, including campgrounds and dealerships.
(5)
Discontinued in 2001.
(6)
Circulation is limited to club members and the price is included in the annual membership fee.
(7)
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

    MotorHome is a monthly periodical for owners and prospective buyers of motorhomes which has been published since 1968 with a paid circulation of approximately 147,000 in 2000. MotorHome features articles on subjects such as product tests, travel and tourist attractions.

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

    Trailer Life, initially published in 1941, is the leading consumer magazine for the RV industry with a paid circulation of approximately 281,000 in 2000. Trailer Life features articles on subjects including product tests, travel and tourist attractions.

    Watercraft World is targeted to avid personal watercraft enthusiasts and provides detailed critiques of watercraft, in-depth gear and accessory evaluations, technical tips and racing information.

Controlled Circulation Magazines—Business

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

Controlled Circulation Magazines—Consumer

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

Annual Publications

    Trailer Life Campground/ RV Park & Services Directory, initially published in 1972, is an annually updated directory which provides information on and ratings for approximately 12,250 public and private campgrounds, and 1,330 RV service centers, including over 900 tourist attractions in North America along with color maps of the areas covered. In 2000, approximately 304,000 directories were distributed. The publication features Good Sam Parks that offer discounts on overnight camping fees for the Company's club members. This directory is sold by direct mail to Good Sam Club members, at RV dealerships and in bookstores. In 2000, the Company began issuing a version of the directory on cd-rom.

    Woodall Campground Directory, initially published in 1948, is an annual consumer directory offered in both national and regional editions. In 2000, approximately 336,000 directories were distributed. The Woodall directory is primarily distributed through book stores.

    Woodall Tenting Directory is an annual directory providing information on both government and privately-owned campgrounds and the outdoor activities and attractions that are available near them. In 2000, approximately 43,000 directories were distributed, primarily through newsstands.

    Woodall Go & Rent... Rent & Go is an annual catalog providing information on where to find on-site lodging and cabin rentals at RV Parks & Campgrounds and "Over-the-Road" RV Rentals, as well as fully equipped campsites throughout the U.S.A. and Canada. This book features "turn-key" camping experiences for those who want to try camping, rent a cabin, or a fully-equipped campsite. In 2000, approximately 93,000 catalogs were distributed.

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

Retail

    Camping World is a national specialty retailer of merchandise and services for RV owners. The 29 Camping World retail supercenters, which are located in 18 states, accounted for approximately 64% of the merchandise revenues for the year ended December 31, 2000 while approximately 22% were derived from catalog and internet sales and approximately 14% were derived from fees or non-merchandise revenues.

    The Company believes that Camping World's leading position in the RV accessory industry results from a high level of name recognition, an effective triple channel distribution strategy and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation. Camping World's supercenters offer over 8,000 SKUs, approximately 80% of which are not regularly available in general merchandise stores. In addition, general merchandise stores do not provide installation or repair services for RV products, which are available at Camping World's supercenters. Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, folding boats, chairs, ladders, cleaning and maintenance, bicycles, hitch-towing, sanitation, automotive electronics and lifestyle products. Further, kiosks have been installed at numerous locations to market such products and services as vehicle insurance, extended warranty and emergency road service. In March 2000, the Company began selling recreational vehicles through the establishment of Camping World RV Sales, Inc. ("CWRV"), which acquired the assets of a RV dealership in San Antonio, Texas. This dealership was subsequently relocated to the Camping World retail location in New Braunfels, Texas. Camping World supercenters are strategically located in areas where many RV owners live or in proximity to destinations frequented by RV users. Camping World's supercenters are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation services.

    Camping World sources its products from approximately 800 vendors. Camping World attends regional, national and international trade shows to determine the products it will offer. The purchasing activities of Camping World are focused on RV parts and accessories, electronics, housewares, hardware, automotive, crafts, clothing, home furnishings, gifts, camping and sporting goods. Camping World has developed an automated "plan-o-gram" system to provide merchandising plans to each supercenter and a minimum/maximum inventory system for its operations to improve fulfillment rates on key items. Camping World believes that the volume of merchandise it purchases and its ability to buy direct from manufacturers together with the utilization of its transportation fleet and contract carriers enables Camping World to obtain merchandise at costs which compare favorably to local RV dealers and retailers. Camping World does not enter into material long-term contracts or commitments with its vendors.

Mail Order Operations and Internet

    Camping World initiated its mail order operations in 1967. Camping World currently has a proprietary mailing list of approximately 2.5 million RV owners, all of whom have made a purchase or requested a catalog from Camping World within the prior 60 months. Camping World maintains a database of these names, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased. Camping World analyzes its database to determine those customers most likely to order from Camping World's catalogs. As a result, Camping World is able to target catalog mailings more effectively than direct marketers of catalogs offering general merchandise. Camping World continually expands its proprietary mailing list through in-store subscriptions and requests for catalogs in response to advertisements in regional publications directed to RV owners. In addition, Camping World rents mailing lists of RV owners from third parties.

    During 2000, Camping World distributed 13.3 million catalogs, of which 11.4 million were mailed in 14 separate mailings, and the remaining 1.9 million catalogs were distributed in supercenters, at campgrounds, and as package inserts. In 2000, Camping World processed approximately 497,000 catalog orders at an average net order size of $95, excluding postage and handling charges. The average net order size increased 5.1% from the prior year. Camping World distributes eight high-quality, full-color catalogs each year: the master, a spring, fall, holiday, two sale editions and two prospecting catalogs. Camping World also distributes specialty catalogs directed to targeted customers in order to develop market niches.

    The Company maintains twenty-six internet web sites, which are accessible through "RV.net," and are experiencing significant growth. In 2000, the Company's club operations commenced a low-cost marketing strategy, e-mail membership acquisition campaigns. Members added under these new programs represented approximately 5.4% of all new members. E-mail acquisition campaigns and internet online revenues total approximately $6.5 million in 2000.

Marketing

    Marketing of club memberships and related products and services is through direct mail, e-mail, inserts, ride-alongs, space advertisements, promotional events and telemarketing. Direct response marketing efforts account for approximately 62% of new enrollments with the remaining 38% derived from other sources. The Company uses a variety of commercially available mailing lists of RV owners in its direct mail efforts. Currently, the most widely used list databases are provided by three commercial list compilers, and direct response lists are from RV industry participants, RV consumer surveys, and proprietary in-house lists.

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

    The Internet is proving to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales. The Company's twenty-six web pages, which are accessible through "RV.net," are experiencing tremendous growth, and are currently averaging 480,000 hits daily, including 20,000 unique visitors per day.

Operations

Member Services and Publications

    The Company's member service operations are located in Denver, Colorado and Bowling Green, Kentucky. The primary focus of member services is to handle information requests from club members through the Company's toll-free telephone number. Member service representatives take orders and market products and services to existing and potential club members in response to telephone inquiries. The Company expects to increase sales through better management of its member service operations coupled with greater efficiency in its telemarketing efforts. Camping World's mail order operations, located at its headquarters in Bowling Green, Kentucky, offer toll-free customer service seven days a week, 24 hours a day. Camping World has established a sales training program for its customer service personnel and also provides experienced technical advisors to answer specific questions by telephone. Orders are usually processed and shipped within 24 hours of receipt. On average, these member service operations process approximately 7,250 telephone calls daily.

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

    Camping World intends to continue the controlled, limited expansion of its supercenter store network. Camping World's expansion strategy is based on a comprehensive process that analyzes the sales trends and travel patterns of existing and potential customers as well as the sales patterns of RV vehicles. Camping World researches the travel routes used by RV owners and the location of camping areas in order to ensure the convenient location of its supercenters. Sales of new RVs together with analysis of demographic data derived from its customer database and mail order shipments and RV ownership lists from other sources are used to identify high concentrations of RV owners. Once an area has been identified, Camping World surveys its customers to select specific locations for a new supercenter. Camping World credits this detailed analytical approach to the fact that it has closed only one store since inception.

Information Support Services

    The Company utilizes integrated computer systems to support its membership club and publishing operations. Comprehensive information on each member, including a profile of the purchasing activities of members, is available to customer service representatives when responding to member requests, and when sales representatives market the Company's products and services. The Company employs publishing software for publication makeup and content and for advertising to support its publications operations. An area-wide network facilitates communication within and between the Company's offices. The Company also utilizes information technology, including list segmentation and merge and purge programs, to select prospects for direct mail solicitations and other direct marketing efforts.

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

Employees

    As of December 31, 2000, the Company had 1,437 full-time and 171 part-time or seasonal employees, including 7 executives, 967 employees in retail operations, 384 employees in administrative and club operations, 200 employees in publishing and advertising sales, 11 employees in resort services and 39 employees in marketing. No employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

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

	Square Feet	Acres	Owned/ Leased	Lease Expiration
Corporate Headquarters:
Ventura, CA	74,100		Owned	—
Other Office Facilities:
Denver, Colorado (for its customer service, warehousing fulfillment, and information system functions).	60,000		Owned	—
Bowling Green, Kentucky (for its retail administrative headquarters and mail order operations).	26,000		Owned	—
Bowling Green Headquarters Annex	4,100		Leased	2003
Seattle, Washington	912		Leased	2002
Elkhart, Indiana	4,076		Leased	2001
Maple Grove, Minnesota	17,496		Leased	2005
Distribution Centers:
Bowling Green, Kentucky	104,000	6.780	Leased	2010
Bakersfield, California (includes an 1,800 square foot retail showroom)	81,500	8.430	Owned	—
Camping World Supercenter Locations:
Tucson, AZ	12,145	2.000	Leased	2018
Mesa, AZ	27,500	3.140	Leased	2010
La Mirada, CA	30,647	4.450	Owned	—
San Marcos, CA	25,522	2.212	Leased	2027
Fairfield, CA	43,434	3.780	Leased	2020
Rocklin, CA	29,085	4.647	Leased	2037
San Bernardino, CA	18,126	1.665	Leased	2012
San Martin, CA	29,486	5.000	Leased	2023
Valencia, CA	58,800	9.310	Owned	—
Denver, CO	27,085	4.132	Leased	2037
Ft. Myers, FL	22,886	4.217	Leased	2012
Kissimmee, FL	56,850	6.043	Owned	—
Tampa, FL	40,334	3.711	Leased	2026
Bolingbrook, IL	25,126	5.299	Leased	2035
Bowling Green, KY	38,368	2.895	Owned	—
Belleville, MI	44,197	8.790	Owned	—
Rogers, MN	24,700	6.303	Leased	2025
Bridgeport, NJ	24,581	6.920	Leased	2031
Henderson, NV	25,850	4.400	Leased	2025
Brunswick, OH	23,233	4.087	Leased	2038
Wilsonville, OR	32,850	4,653	Leased	2016
Myrtle Beach, SC	38,935	5.690	Owned	—
Nashville, TN	30,000	3.238	Owned	—
Denton, TX	22,984	6.887	Leased	2037
New Braunfels, TX	43,397	19.100	Leased	2035
Mission, TX	23,094	3.430	Leased	2015
Draper, UT	27,675	8.031	Leased	2026
Manassas, VA	16,348	1.880	Leased	2018
Fife, WA	35,659	5,840	Leased	2032

    The Company also leases a research facility of approximately 8,000 square feet on 60 acres in Wisconsin, a body shop of 10,500 square feet on approximately 0.7 acres in Denver, Colorado, and other miscellaneous office equipment. In addition, the Company acquired 12.439 acres of unimproved land adjacent to the New Braunfels, Texas Camping World Supercenter in 2000.

ITEM 3: LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation arising in the normal course of business operations. None of such current litigation is expected, individually or in the aggregate, to have a material adverse effect on the Company.

    In January 1998, certain of the Company's subsidiaries were sued in California state court in connection with the termination by Camp Coast to Coast, Inc. of the participation by the plaintiffs in the Camp Coast to Coast reciprocal use program for RV resorts. In October 2000, the trial court entered judgment in favor of the Company's subsidiaries and subsequently awarded them a total of $3.88 million for their legal fees and costs. The plaintiffs have appealed the judgment in favor of the Company's subsidiaries as well as the award of attorney fees. Both appeals are currently pending.

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

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(dollars in thousands)
Statement of Operations Data:
REVENUES:
Membership services	$121,393	$120,410	$116,325	$114,175	$99,354
Publications	68,519	61,554	60,354	53,891	39,545
Retail	215,160	204,732	186,835	136,367	—

	405,072	386,696	363,514	304,433	138,899
COSTS APPLICABLE TO REVENUES:
Membership services	77,625	73,283	71,460	62,607	55,793
Publications	46,298	40,915	42,703	36,554	28,236
Retail	143,018	135,510	125,298	93,419	—

	266,941	249,708	239,461	192,580	84,029
GROSS PROFIT	138,131	136,988	124,053	111,853	54,870
OPERATING EXPENSES:
Selling, general and administrative	85,513	80,670	73,227	57,808	16,326
Depreciation and amortization	16,885	16,216	14,868	13,859	8,181

	102,398	96,886	88,095	71,667	24,507

INCOME FROM OPERATIONS	35,733	40,102	35,958	40,186	30,363
NON-OPERATING ITEMS:
Interest expense, net	(27,735)	(28,543)	(31,823)	(27,825)	(16,690)
Other non-operating (expense) income, net	5	(1,215)	2,501	232	(996)

	(27,730)	(29,758)	(29,322)	(27,593)	(17,686)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	8,003	10,344	6,636	12,593	12,677
INCOME TAX EXPENSE	(4,700)	(5,641)	(4,422)	(7,114)	(6,690)

INCOME FROM CONTINUING OPERATIONS	3,303	4,703	2,214	5,479	5,987
DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations, net of applicable income taxes	—	1,018	(1,935)	(1,424)	(1,592)
Gain (loss) on disposal, net of applicable income taxes	—	757	(54)	(294)	(5,866)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,303	6,478	225	3,761	(1,471)
EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of applicable current income tax benefit	—	—	(5,135)	(239)	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR START-UP COSTS, net of applicable current income tax benefit	—	—	(124)	—	—

NET INCOME (LOSS)	$3,303	$6,478	$(5,034)	$3,522	$(1,471)

	December 31,
	2000	1999	1998	1997	1996
	(dollars in thousands)
Balance Sheet Data (at period end):
Working capital (deficiency)(1)	$(51,796)	$(47,010)	$(42,111)	$(40,417)	$(44,679)
Total assets	371,827	377,267	496,169	388,265	179,173
Deferred revenues(2)	89,968	90,610	88,671	79,057	70,049
Total debt	285,486	293,558	305,467	294,361	147,375
Total stockholder's deficit	(76,915)	(74,468)	(80,946)	(75,912)	(79,434)

(1)
Restated to give effect to the reclassifications of NAFE, AINS and AB as discontinued operations. Excludes net current assets or (liabilities) of discontinued operations in the amount of ($129,596), ($32,237), and ($11,985), for 1998, 1997, and 1996, respectively.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following tables set forth the components of the statements of operations for the years ended December 31, 2000, 1999, and 1998 as a percentage of total revenues, and the comparison of those components from period to period. The following discussion is based on the Company's Consolidated Financial Statements included elsewhere herein. The Company's revenues are derived principally from membership services, including club membership dues and marketing fees paid to the Company for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales. The Company sold Affinity Insurance Group, Inc. ("AINS") and Affinity Bank ("AB") in the fourth quarter of 1998 and 1999, respectively; both were acquired in 1995. The "Management's Discussion and Analysis of Financial Condition and Results of Operations" discussion below excludes the operations of AINS and AB, since they have been classified as discontinued operations.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

TABLE FOR PERCENTAGE COMPARISONS OF TOTAL REVENUES
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

				Percentage Increase (Decrease)
	Percentage of Total Revenues
				Year 2000 over 1999	Year 1999 over 1998
	2000	1999	1998
REVENUES:
Membership services	30.0%	31.1%	32.0%	0.8%	3.5%
Publications	16.9%	15.9%	16.6%	11.3%	2.0%
Retail	53.1%	53.0%	51.4%	5.1%	9.6%

	100.0%	100.0%	100.0%	4.8%	6.4%
COSTS APPLICABLE TO REVENUES:
Membership services	19.2%	19.0%	19.7%	5.9%	2.6%
Publications	11.4%	10.6%	11.7%	13.2%	(4.2)%
Retail	35.3%	35.0%	34.5%	5.5%	8.2%

	65.9%	64.6%	65.9%	6.9%	4.3%

GROSS PROFIT	34.1%	35.4%	34.1%	0.8%	10.4%
OPERATING EXPENSES:
Selling, general and administrative	21.1%	20.8%	20.1%	6.0%	10.2%
Depreciation and amortization	4.2%	4.2%	4.1%	4.1%	9.1%

	25.3%	25.0%	24.2%	5.7%	10.0%

INCOME FROM OPERATIONS	8.8%	10.4%	9.9%	(10.9)%	11.5%
NON-OPERATING ITEMS:
Interest expense, net	(6.8)%	(7.4)%	(8.8)%	(2.8)%	(10.3)%
Other non-operating (expense) income, net	—	(0.3)%	0.7%	100.4%	(148.6)%

	(6.8)%	(7.7)%	(8.1)%	(6.8)%	1.5%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2.0%	2.7%	1.8%	(22.6)%	55.9%
INCOME TAX EXPENSE	(1.2)%	(1.5)%	(1.2)%	(16.7)%	27.6%

INCOME FROM CONTINUING OPERATIONS	0.8%	1.2%	0.6%	(29.8)%	112.4%
DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations, net of applicable income taxes	—	0.3%	(0.6)%	(100.0)%	152.6%
Gain (loss) on disposal, net of applicable income taxes	—	0.2%	—	(100.0)%	1501.9%

INCOME BEFORE EXTRAORDINARY ITEM ANDCUMULATIVE EFFECT OF ACCOUNTING CHANGE	0.8%	1.7%	—	(49.0)%	2779.1%
EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of applicable current income tax benefit	—	—	(1.4)%	—	100.0%
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR START-UP COSTS, net of applicable current income tax benefit	—	—	—	—	100.0%

NET INCOME (LOSS)	0.8%	1.7%	(1.4)%	(49.0)%	228.7%

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

Revenues

    Revenues of $405.1 million for 2000 increased by approximately $18.4 million or 4.8% from the comparable period in 1999.

    Membership services revenues for 2000 of $121.4 million increased by approximately $1.0 million or 0.8% compared to $120.4 million for 1999. This revenue increase is largely attributable to $1.2 million in additional emergency road service revenue as a result of increased enrollment and $0.9 million in increased member event revenue, partially offset by a $0.7 million decrease in membership services revenue, relating primarily to reduced revenue for its golf membership club from declining enrollment, and a net $0.4 million decrease in ancillary product revenue, primarily relating to the fee income recognized on RV financing and insurance products.

    Publications revenues for 2000 of $68.5 million increased by $7.0 million or 11.3% from $61.5 million for 1999. This is attributable to a $2.5 million revenue increase related to the new cd-rom version of the Trailer Life Campground/RV Park and Services Directory and a new customized road atlas, revenues of $2.5 million associated with motorcycle titles acquired through the acquisition of Thunder Press ("TPI") in January 2000, and a net $2.0 million increase in advertising revenue throughout the publications.

    Retail revenue for 2000 of $215.2 million increased $10.4 million or 5.1% over 1999. This increase consisted of revenues of $7.5 million related to the March 2000 asset acquisition by Camping World RV Sales, Inc. ("CWRV") of Traveltown Texas, Inc., a recreational vehicle ("RV") dealership in San Antonio, Texas that was subsequently moved to the Camping World retail location in New Braunfels, Texas, and a $2.9 million or 1.4% increase in Camping World merchandise sales. The increase in Camping World merchandise sales is primarily attributable to a net $0.8 million increase in retail showroom sales, which includes a $3.9 million increase related to the addition of one new store that was partially offset by a $3.1 million or 2.3% decrease in same store sales over 1999. In addition, mail order sales increased $1.4 million and installation fees and other supplies and services increased $0.7 million.

Costs Applicable to Revenues

    Costs applicable to revenues totaled $266.9 million in 2000, an increase of $17.2 million or 6.9% over 1999.

    Membership services costs and expenses increased by approximately $4.3 million or 5.9% to $77.6 million for 2000 compared to $73.3 million in 1999. This increase was due to a $2.2 million increase in Coast to Coast Club expenses, primarily legal defense costs and an increase in member acquisition marketing expenses, a $1.5 million increase in Camping World RV Resource Center costs and President's Club promotional expenses, $1.1 million of increased expenses for program enhancements related to RVSEARCH, an internet website developed to list new and used recreational vehicles for sale by both dealers and private parties, partially offset by reduced expenses of $0.5 million for the extended vehicle warranty program.

    Publication costs and expenses of $46.3 million for 2000 increased $5.4 million or 13.2% compared to 1999. This increase was primarily due to increased directory expenses related to the new products sold, and the newly acquired operations of TPI.

    Retail costs applicable to revenues increased $7.5 million or 5.5% to $143.0 million due to a $6.0 million increase associated with CWRV, and a $1.5 million increase in merchandise costs which was primarily attributable to the 1.1% increase in merchandise sales. The retail gross profit margin increased by $2.9 million, to 33.5% in 2000 from 33.8% in 1999.

Operating Expenses

    Selling, general and administrative expenses of $85.5 million for 2000 were $4.8 million or 6.0% over 1999. This increase was the result of a $5.8 million increase in wage and related benefits, $1.3 million in additional expenses relating to CWRV, $1.0 million increase in retail selling, general and administrative expenses associated with an additional store in 2000, and an increase of $0.6 million in other selling, general and administrative expenses, partially offset by a $3.0 million decrease in deferred executive compensation, and reduced Y2K computer conversion expenses of $0.9 million. Depreciation and amortization expenses of $16.9 million were $0.7 million higher than in 1999. This variance was principally associated with an increase in depreciation expense attributable to increased capital expenditures in 1999.

Income from Operations

    Income from operations of $35.7 million for 2000 decreased by $4.4 million or 10.9% compared to 1999. Increased operating expenses of $5.5 million and reduced gross profit from membership services of $3.4 million were partially offset by increased gross profit for the retail operations and publications operations of $2.9 million and $1.6 million, respectively.

Non-Operating Items

    Net non-operating items for 2000 were $27.7 million compared to approximately $29.7 million for 1999. This $2.0 million decrease was the result of a $1.2 million reduction in other non-operating items over 1999, related to a 1999 one-time expense associated with the reorganization of certain publications and club activities, and a $0.8 million decrease in net interest expense as a result of increased income on notes from affiliates partially offset by higher interest expense on outstanding indebtedness due to a rise in interest rates.

Income from Continuing Operations Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change

    Income from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change in 2000 was $8.0 million compared to $10.3 million for 1999. This decrease was due to the decreases in income from operations reflected above partially offset by lower net non-operating expenses.

Income Taxes

    Income taxes for 2000 of $4.7 million decreased $0.9 million from 1999. The effective income tax rates are higher than statutory rates due primarily to the amortization of non-deductible goodwill.

Income from Continuing Operations

    Income from continuing operations for 2000 was $3.3 million compared to $4.7 million for 1999. This decrease was due to the decrease in income from operations that was only partially offset by reduced non-operating expenses.

Net Income (Loss)

    The net income for 2000 was $3.3 million compared with $6.5 million for 1999. This $3.2 million unfavorable variance resulted from a decrease of $1.4 million in income from continuing operations for 2000 over 1999, and the $1.8 million income recognized in 1999 associated with the discontinued operations of Affinity Bank.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Revenues

    Revenues of $386.7 million for 1999 increased by approximately $23.2 million or 6.4% from the comparable period in 1998.

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

    Retail revenue for 1999 of $204.7 million increased $17.9 million or 9.6% over 1998. This increase was principally attributable to a $13.6 million increase in retail showroom sales, representing a 5.5% same store growth over 1998, and a $4.3 million increase in mail order sales.

Costs Applicable to Revenues

    Costs applicable to revenues totaled $249.7 million in 1999, an increase of $10.3 million or 4.3% over 1998.

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

    Retail costs applicable to revenues increased $10.2 million or 8.2% to $135.5 million. The increase in retail costs was primarily attributable to the 9.6% increase in merchandise sales. The gross profit margin increased by $7.7 million, from 32.9% in 1998 to 33.8% in 1999. The primary reasons for the improved margin were a result of reduced competitive pressure and a series of substantial cost reduction negotiations.

Operating Expenses

    Selling, general and administrative expenses of $80.7 million for 1999 were $7.4 million or 10.2% over 1998. This increase was the result of a $4.8 million increase in deferred executive compensation,

$4.5 million increase in retail selling, general and administrative expenses associated with new store openings and other variable expenses related to increased sales, partially offset by a $1.9 million decrease in consulting, legal and professional fees. Depreciation and amortization expenses of $16.2 million were $1.3 million higher than in 1998. This variance was principally due to the depreciation of assets associated with the new retail stores, the merchandising and distribution system, and the acquisition of the Ventura, California corporate facility in the fourth quarter of 1998.

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

Liquidity and Capital Resources

    AGHI is a holding company whose primary assets are the capital stock of AGI and Affinity Group Thrift Holding Corporation ("AGTHC"). AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI. The sale of AB, AGTHC's sole and wholly-owned subsidiary, was completed on September 30, 1999 when the stock of AB was sold to Affinity Bank Holdings LLC, an affiliate which has been subsequently merged into Affinity Bank Holdings, Inc. ("ABH"), and has been reclassified as discontinued in the accompanying financial statements.

    The Company has two primary debt obligations. On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 ("AGHI Senior Notes"). On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans ("Term A" and"Term B") aggregating $130.0 million and a revolving credit facility of $70.0 million. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of December 31, 2000, the average interest rates on the term loans and revolving credit facility were 9.87% and 9.35%, respectively, and permitted borrowings under the undrawn revolving line were $31.1 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The term loans have quarterly scheduled payments of $2.65 million in 2001. The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2006, respectively. The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

    The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to AGI's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. Effective December 31, 2000, the Company amended the AGI Revolving Credit and Term Loan Facility to ensure compliance with certain of its restrictive covenants, principally minimum operating cash flow, as defined, and the total leverage covenant. In addition, among other things, the Amendment provided for an interest rate increase on the revolver and term loans equal to 0.5% per annum and prohibits the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage is less than 4.75 to 1. The Company generated $8.9 million of excess cash flow in 2000. Under the terms of the Amendment, AGI will prepay in the first quarter of 2001, on a pro-rata basis, in inverse order of maturity, the term loans equal to 100% of the excess cash flow.

    Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three-month LIBOR index. The floating rate is adjusted quarterly and was 6.759% at December 31, 2000. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the LIBOR base rate over 6% on $75.0 million of the AGI Revolving Credit and Term Loan Facility.

    The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at December 31, 2000.

    During 2000, payments under the terms of several phantom stock agreements totaled $1.6 million. Additional phantom stock payments of $0.4 million are scheduled to be made over the next twelve months.

    Capital expenditures for 2000 totaled $9.4 million compared to capital expenditures of $12.0 million in 1999. Capital expenditures are anticipated to be approximately $6.0 million for 2001, primarily for Camping World supercenter equipment and property improvements, continued enhancements to membership marketing databases, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

    During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of AB, subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximates market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The Company received regulatory approval to sell AB and subsequently closed the transaction on September 30, 1999. In consideration for the stock of AB, AGTHC received 17,100 shares of Series A Preferred stock of the purchaser, ABH, valued at $18,631,000. In the fourth quarter of 1999, AGTHC agreed to convert and exchange the preferred stock for a Capital Note. The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 1, 2014. On October 31, 2000, AGTHC sold, at face value, a $1.5 million participation in the Capital Note to an affiliate of Mr. Adams, the Company's Chairman. In addition, AGTHC, although required to be consolidated with the Company, is recognized as an "unrestricted" or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

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

    Interest rate risk is managed through the use of an interest rate collar contract. This contract is entered into with a financial institution thereby minimizing risk of credit loss. See Note 5 in the Notes to Consolidated Financial Statements for a more complete description of the Company's interest rate collar.

    The following analysis presents the sensitivity to the earnings of the Company if these changes occurred at December 31, 2000. The range of changes chosen for this analysis reflects the Company's view of changes which are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact the Company's business as a result of these interest rate fluctuations.

Interest Rate Sensitivity Analysis

    At December 31, 2000, the Company had debt, excluding capital leases, totaling $285.3 million and an interest rate collar contract with a notional value of $75.0 million. The interest rate collar contract limits LIBOR fluctuations to interest rate changes from 5.585% to 6.0%. As of December 31, 2000, the LIBOR rate on the interest rate collar contract was 6.759%.

    At December 31, 2000, the Company had $142.2 million of variable rate debt and $143.1 million of fixed rate debt. Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase in interest rates would have an unfavorable impact of approximately $0.7 million. The earnings and cash flow impact of a one-percentage point decrease in interest rates would have a favorable impact of approximately $1.4 million, holding other variables constant.

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

Disclosure Regarding Forward Looking Statements

    This filing contains statements that are "forward looking statements," and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions. Forward looking statements are included in "Business—General," "Business—Business Strategy," "Business—RV Industry," "Business—Operations," "Business—Competition," "Legal Proceedings," and in"Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Affinity Group Holding, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Affinity Group Holding, Inc. (a Delaware corporation and wholly-owned subsidiary of AGI Holding Corp.) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affinity Group Holding, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

Los Angeles, California
March 1, 2001

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 1999 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2000	1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,456	$4,211
Accounts receivable, less allowance for doubtful accounts of $1,642 in 2000 and $947 in 1999	24,393	20,938
Inventories	33,774	34,631
Prepaid expenses and other assets	9,961	9,282
Deferred tax asset	6,558	5,166

Total current assets	78,142	74,228
PROPERTY AND EQUIPMENT	67,118	73,693
NOTES FROM AFFILIATES	23,388	22,443
INTANGIBLE ASSETS	183,333	188,745
DEFERRED TAX ASSET	14,950	13,021
OTHER ASSETS	4,896	5,137

	$371,827	$377,267

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$17,709	$19,185
Accrued interest	4,966	4,936
Accrued income taxes	5,941	1,631
Accrued liabilities	27,202	23,638
Deferred revenues	57,401	56,846
Deferred tax liability	5,514	6,117
Current portion of long-term debt	11,205	8,885

Total current liabilities	129,938	121,238
DEFERRED REVENUES	32,567	33,764
LONG-TERM DEBT	274,281	284,673
DEFERRED TAX LIABILITY	7,939	7,590
OTHER LONG-TERM LIABILITIES	4,017	4,470
COMMITMENTS AND CONTINGENCIES	—	—

	448,742	451,735

STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	12,021	12,021
Accumulated deficit	(88,937)	(86,490)

Total stockholder's deficit	(76,915)	(74,468)

	$371,827	$377,267

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (IN THOUSANDS)

	2000	1999	1998
REVENUES:
Membership services	$121,393	$120,410	$116,325
Publications	68,519	61,554	60,354
Retail	215,160	204,732	186,835

	405,072	386,696	363,514
COSTS APPLICABLE TO REVENUES:
Membership services	77,625	73,283	71,460
Publications	46,298	40,915	42,703
Retail	143,018	135,510	125,298

	266,941	249,708	239,461
GROSS PROFIT	138,131	136,988	124,053
OPERATING EXPENSES:
Selling, general and administrative	85,513	80,670	73,227
Depreciation and amortization	16,885	16,216	14,868

	102,398	96,886	88,095

INCOME FROM OPERATIONS	35,733	40,102	35,958
NON-OPERATING ITEMS:
Interest expense, net	(27,735)	(28,543)	(31,823)
Other non-operating income (expense), net	5	(1,215)	2,501

	(27,730)	(29,758)	(29,322)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	8,003	10,344	6,636
INCOME TAX EXPENSE	(4,700)	(5,641)	(4,422)

INCOME FROM CONTINUING OPERATIONS	3,303	4,703	2,214
DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations, net of applicable income tax expense of $624 in 1999 and income tax benefits of $201 in 1998	—	1,018	(1,935)
Gain (loss) on disposal, net of applicable income tax expense of $267 in 1999 and income tax benefits of $33 in 1998	—	757	(54)

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,303	6,478	225
EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of applicable current income tax benefit of $3,147 in 1998	—	—	(5,135)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR START-UP COSTS, net of applicable current income tax benefit of $77 in 1998	—	—	(124)

NET INCOME (LOSS)	$3,303	$6,478	$(5,034)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCK HOLDER'S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
BALANCES AT JANUARY 1, 1998	100	$1	$12,021	$(87,934)	$(75,912)
Net loss				(5,034)	(5,034)

BALANCES AT DECEMBER 31, 1998	100	1	12,021	(92,968)	(80,946)
Net income				6,478	6,478

BALANCES AT DECEMBER 31, 1999	100	1	12,021	(86,490)	(74,468)
Dividend				(5,750)	(5,750)
Net income				3,303	3,303

BALANCES AT DECEMBER 31, 2000	100	$1	$12,021	$(88,937)	$(76,915)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (IN THOUSANDS)

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,303	$6,478	$(5,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax (benefit) provision	(3,557)	1,398	153
Depreciation and amortization	16,885	16,216	14,868
Provision for losses on accounts receivable	1,563	653	1,053
Deferred compensation	—	3,050	(1,725)
(Gain) loss on disposal of property and equipment	(9)	1	(14)
Extraordinary item—loss on early extinguishment of debt	—	—	8,282
Loss on write-off of start-up costs	—	—	201
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	(4,859)	2,657	(357)
Inventories	857	(1,659)	(2,689)
Prepaid expenses and other assets	(316)	(2,225)	1,450
Accounts payable	(1,599)	(708)	3,586
Accrued and other liabilities	7,378	265	(6,840)
Deferred revenues	(713)	1,939	9,614
Net assets and liabilities of discontinued operations	—	(1,775)	(4,686)

Net cash provided by operating activities	18,933	26,290	17,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,397)	(11,967)	(10,303)
Proceeds from sale of property and equipment	7,547	97	80
Net changes in intangible assets	(9)	(451)	(3,078)
Loans receivable	(945)	(712)	—
Acquisitions, net of cash received	(2,262)	—	(9,247)

Net cash used in investing activities	(5,066)	(13,033)	(22,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,750)	—	—
Redemption premium on prepayment of long-term debt	—	—	(5,176)
Borrowings on long-term debt	99,322	86,334	241,123
Principal payments of long-term debt	(108,194)	(98,243)	(232,424)

Net cash provided by (used in) financing activities	(14,622)	(11,909)	3,523

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(755)	1,348	(1,163)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,211	2,863	4,026

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,456	$4,211	$2,863

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation—The consolidated financial statements include the accounts of Affinity Group Holding, Inc. ("AGHI"), its wholly-owned subsidiary, Affinity Group, Inc. ("AGI"), and AGI's subsidiaries (collectively the Company). AGHI was formed in November 1996 and all of the stock of AGI was contributed to AGHI from its parent, AGI Holding Corp. ("AGHC"), formerly Affinity Group Holding, Inc., upon formation. All significant intercompany transactions and balances have been eliminated. Certain balances in the prior year consolidated financial statements were reclassified to conform with current year presentation.

    Description of the Business—The Company is a membership based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America. The Company markets club memberships, merchandise and services to RV owners, and camping and golf enthusiasts. The Company also publishes magazines, directories and books.

    Use of Estimates—The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash and Cash Equivalents—The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

    Concentration of Credit Risk—The Company is potentially subject to concentrations of credit risk in accounts receivable. Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographical dispersion.

    Inventories—Inventories are stated at lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for approximately 89.1% and 89.4% of the Company's inventories at December 31, 2000 and 1999, respectively, and the first-in, first-out ("FIFO") method for all other inventories. The FIFO and LIFO values approximate the current market cost. Inventories consist of retail travel and leisure specialty merchandise.

    Property and Equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	3-38
Furniture and equipment	3-12
Software	3-5

    Leasehold improvements, included in buildings and improvements, are amortized over the lives of the respective leases.

    Intangible Assets—Intangible assets are amortized over the following lives:

Years
Goodwill	15-40
Membership and customer lists	3-10
Resort and golf course agreements	4
Noncompete and deferred consulting agreements	3-15

    Deferred financing costs are amortized over the lives of the related debt agreements.

    Long-term Debt—The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities. The fair value of the Company's long-term debt was $263 million as of December 31, 2000.

    Revenue Recognition—Merchandise revenue is recognized when products are sold in the retail stores, shipped via mail order or when services are provided to customers. Membership and Emergency Road Service ("ERS") revenues are deferred and recognized over the life of the membership. Advances on third party credit card fee revenues are deferred and recognized based on increases in credit card receivables held by third parties. Good Sam Club lifetime membership revenues and expenses are deferred and recognized over 18 years which is the actuarially determined fulfillment period. Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit. Renewal expenses are expensed at the time related materials are mailed. ERS claim expenses are recognized when incurred.

    Publications Revenue and Expense—Newsstand sales of publications and related expenses are recorded at the time of delivery, net of estimated provision for returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed.

    Shipping and Handling Fees and Costs—Prior to 2000, net mail order shipping fees charged to customers were reported in selling, general and administrative expenses. To conform with the Emerging Issues Task Force, Issue 2000-10 "Accounting for Shipping and Handling Fees and Costs," revenues, costs applicable to revenues and selling, general and administrative expenses have been reclassified for prior periods. The effect of such reclassification was to increase revenues by $4,871,000 and $4,468,000 for 1999 and 1998, respectively; increase costs applicable to revenues by $4,527,000 and $3,978,000 in 1999 and 1998, respectively; and increase selling, general and administrative expenses by $344,000 and $490,000 for 1999 and 1998, respectively.

    Start-Up Activity Costs—In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires that costs of start-up activities be expensed as incurred. The Company implemented SOP 98-5 effective December 31, 1998, and recorded a charge of $124,000, which was net of a $77,000 income tax benefit, to reflect the cumulative effect of this change in accounting principle.

    Derivative Instruments and Hedging Activities—In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company currently has no items related to SFAS 133 other than the income/loss related to the interest floor and cap transaction agreement discussed in Note 5. This SFAS will be implemented January 1, 2001. The adoption by the Company of SFAS 133 is not expected to have a material effect on its results of operations or on its financial position.

2. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31 (in thousands):

	2000	1999
Land	$18,041	$18,762
Building and improvements	38,247	43,042
Furniture and equipment	27,188	24,266
Software	9,367	8,220
Systems development in progress	2,300	555

	95,143	94,845
Less: accumulated depreciation	(28,025)	(21,152)

	$67,118	$73,693

3. INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31 (in thousands):

	2000	1999
Goodwill	$187,572	$184,511
Membership and customer lists	3,947	3,947
Resort and golf course participation agreements	13,568	13,642
Noncompete and deferred consulting agreements	27,815	28,015
Deferred financing costs	9,882	10,000

	242,784	240,115
Less: accumulated amortization	(59,451)	(51,370)

	$183,333	$188,745

4. ACCRUED LIABILITIES

    Accrued liabilities consisted of the following at December 31 (in thousands):

	2000	1999
Compensation and benefits	$7,923	$8,506
Other accruals	19,279	15,132

	$27,202	$23,638

5. LONG-TERM DEBT

    The following reflects outstanding long-term debt as of December 31 (in thousands):

	2000	1999
AGHI Senior Notes	$130,000	$130,000
Camping World management incentive obligation	10,000	10,000
AGI Revolving Credit and Term Loan Facility:
Term A	48,761	64,000
Term B	54,710	59,400
Revolving credit facility	38,750	27,384
Other long-term obligations	3,265	2,774

	285,486	293,558
Less: current portion	(11,205)	(8,885)

	$274,281	$284,673

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

    On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans ("Term A" and"Term B") aggregating $130.0 million and a revolving credit facility of $70.0 million. The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates. As of December 31, 2000, the average interest rates on the term loans and revolving credit facility were 9.87% and 9.35%, respectively, and permitted borrowings under the undrawn revolving line were $31.1 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The term loans have quarterly scheduled payments of $2.65 million in 2001. The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2006, respectively. The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $5.0 million may be allocated to such letters of credit. As of December 31, 2000, the Company had letters of credit in the amount of $164,231 outstanding. Borrowings under the AGI Revolving Credit and Term Loan Facility were initially used to redeem the $120.0 million, 11.5%, AGI Senior Subordinated Notes issued in 1993 at 104.313% of par, retire the AGI Senior Credit Facility established April 2, 1997 and to fund the acquisition the Company's corporate facilities in Ventura, California. The AGI Revolving Credit and Term Loan Facility is secured by a security interest in virtually all the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries.

    Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost. The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three-month LIBOR index. The floating rate is adjusted quarterly and was 6.759% at December 31, 2000. This facility has a maturity date of November 1, 2001. The AGI Interest Rate Collar protects the Company against a rise in the LIBOR base rate over 6% on $75.0 million of the AGI Revolving Credit and Term Loan Facility.

    The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to AGI's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. Effective December 31, 2000, the Company amended the AGI Revolving Credit and Term Loan Facility to ensure compliance with certain of its restrictive covenants, principally minimum operating cash flow, as defined, and the total leverage covenant. In addition, among other things, the Amendment provided for an interest rate increase on the revolving credit facility and term loans equal to 0.5% per annum and prohibits the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage is less than 4.75 to 1. The Company generated $8.9 million of excess cash flow in 2000. Under the terms of the Amendment, the Company will prepay in the first quarter of 2001, on a pro-rata basis, in inverse order of maturity, the term loans equal to 100% of the excess cash flow.

    The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at December 31, 2000.

    The aggregate future maturities of long-term debt at December 31, 2000 are as follows (in thousands):

2001	$11,205
2002	23,952
2003	15,892
2004	52,128
2005	25,000
Thereafter	157,309

Total	$285,486

6. INCOME TAXES

    The components of the Company's income tax expense from continuing operations for the year ended December 31, consisted of (in thousands):

	2000	1999	1998
Current:
Federal	$7,259	$7,075	$6,233
State	1,016	938	675
Deferred	(3,575)	(2,372)	(2,486)

Income tax expense	$4,700	$5,641	$4,422

    A reconciliation of income tax expense from continuing operations to the federal statutory rate for the year ended December 31, is as follows (in thousands):

	2000	1999	1998
Income taxes computed at federal statutory rate	$2,800	$3,620	$2,353
State income taxes—net of federal benefit	240	310	202
Permanent difference—
Amortization of goodwill	1,660	1,529	1,529
Other	—	182	338

Income tax expense	$4,700	$5,641	$4,422

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2000	1999
Deferred tax liabilities:
Accelerated depreciation	$(1,418)	$(1,297)
Prepaid expenses	(3,020)	(2,994)
Directory revenue	(111)	(35)
Intangible assets	(1,140)	(1,198)
Basis difference on building and land acquired	(7,717)	(7,612)
Other	(47)	(571)

	(13,453)	(13,707)
Deferred tax assets:
Intangible assets	1,198	1,034
Deferred revenues	13,500	12,095
Accrual for employee benefits and severance	1,915	1,482
Accrual for deferred phantom stock compensation	1,156	1,769
Charitable contribution carryforward	1,418	—
Tax credits	123	1,832
Claims reserves	1,636	1,209
Accounts receivable reserve	662	251
Building lease abandonment reserve	12	152
Sales returns	176	45
Reserve for resort cards	1,978	1,878
Unicap adjustment	316	329
Deferred compensation	2,471	1,210
Other reserves	110	64

	26,671	23,350
Valuation allowance	(5,163)	(5,163)

Net deferred tax asset	$8,055	$4,480

    The Company and its subsidiaries are parties to a tax-sharing agreement with the Company's parent; however, taxes are determined on a separate company basis. As part of this tax-sharing agreement, AGHC is compensated for its usable share of separate company federal tax losses. As such, accrued income taxes on the balance sheet are due to AGHC. At December 31, 2000, the Company has alternative minimum tax credit (AMT) carryforwards remaining of approximately $123,000 and general charitable contribution carryforwards attributable to a subsidiary of approximately $1.4 million.

7. COMMITMENTS AND CONTINGENCIES

    Leases—The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates. Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2000 are as follows (in thousands):

2001	$7,303
2002	6,783
2003	6,456
2004	6,367
2005	5,908
Thereafter	23,962

Total	$56,779

    During 2000, 1999 and 1998, respectively, approximately $6,840,000, $6,819,000, and $7,737,000 of rent expense was charged to costs and expenses. During 2000, the Company sold to and leased back two properties from partnerships considered to be related parties for a total sales price of $6.8 million.

    Litigation—From time to time, the Company is involved in litigation arising in the normal course of business operations.

    In January 1998, certain of the Company's subsidiaries were sued in California state court in connection with the termination by Camp Coast to Coast, Inc. of the participation by the plaintiffs in the Camp Coast to Coast reciprocal use program for RV resorts. In October 2000, the trial court entered judgment in favor of the Company's subsidiaries and subsequently awarded them a total of $3.88 million for their legal fees and costs. The plaintiffs have appealed the judgment in favor of the Company's subsidiaries as well as the award of attorney fees. Both appeals are currently pending.

8. RELATED-PARTY TRANSACTIONS

    On November 13, 1998, AGI purchased AGI Real Estate Holding, Inc. ("AGIRE"), whose principal asset is the corporate facility in Ventura, California, for $9,247,000 in cash plus assumption of debt in the amount of $2,413,000 which approximated the fair market value. The previous owners of AGIRE are minority shareholders of AGHC and are also related to the Company's Chairman.

    Certain directors of the Company are partners in partnerships that lease facilities to the Company under long-term leases. For year ended December 31, 2000, payments under these leases were approximately $2.6 million. Future commitments under these leases total approximately $34.5 million. The leases expire at various dates from October 2001 through December 2015, subject to the right of the Company to exercise renewal options.

    The Company has two notes receivable from affiliates (See Note 14).

    As of December 31, 2000, the Chairman had a 95.7% shareholder interest in the parent company of National Alliance Insurance Company ("NAIC"). NAIC is a regulated property and casualty insurance company domiciled in the state of Missouri with active licenses in 39 other states. Its principal book of business is derived by marketing insurance products to the Camping World President's Club members. Under the terms of an exclusive marketing agreement entered into December 31, 1998, the Company earns a marketing fee based upon annual premiums received by NAIC from the sale of its insurance products to Camping World's President's Club members. The agreement runs through December 31, 2018 or may be terminated sooner by either party after June 30, 2007 with a minimum of 18 months notice. In 2000 and 1999 marketing fees earned by the Company totaled $2.5 million and $2.6 million, respectively. Further, an additional director of AGHI also serves as director of NAIC and its parent.

9. STATEMENTS OF CASH FLOWS

    Supplemental disclosures of cash flow information for December 31 (in thousands):

	2000	1999	1998
Cash paid during the year for:
Interest	$30,295	$29,485	$34,794
Income taxes	3,679	4,011	5,128

    The Company entered into the following non-cash investing transactions:

    2000:

      The Company assumed $267,000 of liabilities and issued $800,000 of purchase debt in the acquisition of Thunder Press.

    1999:

      The Company received proceeds of 17,100 shares of Series A preferred stock valued at $18,631,000 on the sale of Affinity Bank.

    1998:

      The Company assumed $2,413,000 of liabilities in the acquisition of AGIRE. Further, the Company received a note receivable of $3,100,000 in the sale of Affinity Insurance Group, Inc.

10. BENEFIT PLAN

    The Company has a 401(k) deferred savings and profit sharing plan. Employees must have attained age 21 and completed 1 year of service with a minimum of 1,000 hours to participate in the plan. Employees may contribute up to 15% of their salaries, and the Company matches these employee contributions at the rate of 75%, up to 6% of the employee's salary. Vesting of the Company's contribution occurs ratably over 5 years at which time the participants are 100% vested. Contributions are limited to the maximum amount deductible for federal income tax purposes during the year. The Company's contributions to the plan totaled approximately $1,380,000, $1,273,000, and $1,204,000 for 2000, 1999, and 1998, respectively.

11. DEFERRED PHANTOM STOCK COMPENSATION

    The Company has deferred compensation agreements with certain officers. The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company. Deferred compensation is included in other long-term liabilities as if fully vested. Deferred compensation to be paid in 2001 has been classified in current liabilities. This deferred compensation is subject to vesting under the terms of the individual agreements. Vesting periods range from 20% per year over a five-year period to immediate vesting upon entering an agreement.

12. SEGMENT INFORMATION

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

    The Company does not allocate income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
YEAR ENDED DECEMBER 31, 2000
Revenues from external customers	$121,393	$68,519	$215,160	$405,072
Interest income	3,612	2	17	3,631
Interest expense	—	2,532	13,448	15,980
Depreciation and amortization	5,007	1,284	6,779	13,070
Segment profit (loss)	31,443	15,699	(4,972)	42,170
Segment assets	122,483	72,770	146,853	342,106
Expenditures for segment assets	2,669	117	5,331	8,117
	Membership Services	Publications	Retail	Consolidated
YEAR ENDED DECEMBER 31, 1999
Revenues from external customers	$120,410	$61,554	$204,732	$386,696
Interest income	3	7	39	49
Interest expense	—	2,790	12,805	15,595
Depreciation and amortization	4,585	1,190	6,625	12,400
Segment profit (loss)	31,436	12,931	(947)	43,420
Segment assets	80,137	72,819	154,046	307,002
Expenditures for segment assets	1,784	331	8,851	10,966
	Membership Services	Publications	Retail	Consolidated
YEAR ENDED DECEMBER 31, 1998
Revenues from external customers	$116,325	$60,354	$186,835	$363,514
Interest income	—	25	374	399
Interest expense	—	2,932	12,426	15,358
Depreciation and amortization	4,085	1,233	5,975	11,293
Segment profit (loss)	35,768	10,125	(730)	45,163
Segment assets	83,049	74,066	150,938	308,053
Expenditures for segment assets	1,927	417	6,929	9,273

    The following is a summary of the reconciliations of reportable segments to the Company's consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 (in thousands):

	2000	1999	1998
Interest Income
Total interest income for reportable segments	$3,631	$49	$399
Elimination of intersegment interest income	(3,596)	—	—
Other non-allocated interest income	2,555	835	196

Total interest income	$2,590	$884	$595

Interest Expense
Total interest expense for reportable segments	$15,980	$15,595	$15,358
Elimination of intersegment interest expense	(15,964)	(15,589)	(15,285)
Other non-allocated interest expense	33,905	29,421	32,345

Total interest expense	$33,921	$29,427	$32,418

Depreciation and Amortization
Total depreciation and amortization for reportable segments	$13,070	$12,400	$11,293
Unallocated depreciation and amortization expense	3,815	3,816	3,575

Total consolidated depreciation and amortization	$16,885	$16,216	$14,868

Income From Continuing Operations Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change
Total profit for reportable segments	$42,170	$43,420	$45,163
Unallocated depreciation and amortization expense	(3,815)	(3,816)	(3,575)
Unallocated G & A expense	(18,562)	(16,263)	(18,088)
Unallocated interest expense, net	(31,350)	(28,586)	(32,149)
Elimination of intersegment interest expense, net	19,560	15,589	15,285

Income From Continuing Operations Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change	$8,003	$10,344	$6,636

Assets
Total assets for reportable segments	$342,106	$307,002	$308,053
Capitalized finance costs not allocated to segments	6,889	8,067	8,764
Corporate unallocated assets	54,298	51,872	32,736
Elimination of intersegment receivable	(42,070)	—	—
Net long-term assets of discontinued operations	—	—	146,616

Consolidated total	$361,223	$366,941	$496,169

Capital Expenditures
Total expenditures for assets for reportable segments	$8,117	$10,966	$9,273
Other asset expenditures	1,280	1,001	1,030

Total capital expenditures	$9,397	$11,967	$10,303

    Major customers—Included in revenues in 2000, 1999 and 1998 are $16.7 million, $18.2 million, and $14.0 million, respectively, received under contracts from one customer of the Company. These revenues have been reported in the Membership Services segment.

13. SELECTED UNAUDITED QUARTERLY INFORMATION

    The following is a summary of selected quarterly information for the years ended December 31, 2000 and 1999 (in thousands):

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Total revenue	$91,960	$109,771	$106,013	$97,328
Gross profit	31,213	37,111	35,223	34,584
Income (loss) from continuing operations	(300)	1,925	541	1,137
Net income (loss)	(300)	1,925	541	1,137
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
Total revenue	$85,572	$103,681	$101,438	$96,005
Gross profit	28,866	36,852	33,954	37,316
Income (loss) from continuing operations	(408)	2,030	706	2,375
Net income (loss)	(486)	2,711	1,557	2,696

14. DISCONTINUED OPERATIONS

    During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of Affinity Bank ("AB"), subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximates market value. As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements. The Company received regulatory approval to sell AB and subsequently closed the transaction on September 30, 1999. In consideration for the stock of AB, Affinity Group Thrift Holding Corporation ("AGTHC") received 17,100 shares of Series A Preferred stock of the purchaser, ABH, valued at $18,631,000. In the fourth quarter of 1999, AGTHC agreed to convert and exchange the preferred stock for a Capital Note. The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 1, 2014. On October 31, 2000, AGTHC sold, at face value, a $1.5 million participation in the Capital Note to an affiliate of Stephen Adams, the Company's Chairman. In addition, AGTHC, although required to be consolidated with the Company, is recognized as an "unrestricted" or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

    On December 31, 1998, the Company sold Affinity Insurance Group, Inc. ("AINS") to Adams Insurance Holding LLC, a Minnesota limited liability company wholly-owned by Stephen Adams, the Company's Chairman, in exchange for a promissory note in the amount of $3.1 million, which approximated the fair market value. This note accrues interest at a per annum rate equal to the interest rate on the senior secured borrowings of AGI.

    The results of operations of AINS and AB have been classified as discontinued operations in the accompanying financial statements.

    Information relating to the operations of AINS and AB for the year ended December 31, 1998 is as follows (in thousands):

1998
Revenues	$11,989
Costs applicable to revenues	13,903

Gross profit (loss)	(1,914)
Operating expenses	222

Loss from operations	(2,136)
Income tax benefit	201
Loss on disposal, net of taxes	(54)

Loss from discontinued operations	$(1,989)

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Description:
Year ended December 31, 2000:
Allowance for doubtful accounts receivable	$947	$1,563	$868	(a)	$1,642
Year ended December 31, 1999:
Allowance for doubtful accounts receivable	$1,071	$653	$777	(a)	$947
Year ended December 31, 1998:
Allowance for doubtful accounts receivable	$731	$1,053	$713	(a)	$1,071

(a)
Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS FOR THE REGISTRANT

    The executive officers and directors of the Company are as follows:

Name	Age	Position
Stephen Adams	63	Chairman of the Board of the Company and AGI
Joe McAdams	57	President, Chief Executive Officer of the Company and AGI, and Director
Wayne Boysen	70	Director
David Frith-Smith	55	Director
Michael Schneider	46	Chief Operating Officer of AGI
Mark J. Boggess	45	Vice President and Chief Financial Officer of the Company and Senior Vice President and Chief Financial Officer of AGI
David Block	52	Senior Vice President of AGI
Michael Blumer	55	Senior Vice President of AGI
Murray S. Coker	60	Senior Vice President of AGI
Thomas A. Donnelly	44	President of Camping World, Inc. and Director
John Ehlert	55	Director
David B. Garvin	57	Director
George Parker	61	Director

    Stephen Adams has been Chairman of the Company since December 1988. Since the 1970's, Mr. Adams has served as Chairman of privately-owned banking, bottling, publishing, outdoor advertising, television and radio companies in which he holds a controlling ownership interest. Mr. Adams is also Chairman and the controlling shareholder of Adams Outdoor Advertising, Inc., the managing general partner of Adams Outdoor Advertising Limited Partnership. Further, Mr. Adams also holds a 95.7% ownership interest in National Alliance Insurance Company and a 95% interest in Affinity Bank Holdings, Inc.

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

    David Frith-Smith has served as managing partner of Biller, Frith-Smith & Archibald, Certified Public Accountants since 1988. Mr. Frith-Smith was a principal with Maidy Biller Frith-Smith & Brenner, Certified Public Accountants from 1984 to 1988, and with Maidy and Lederman, Certified Public Accountants from 1980 to 1984. Mr. Frith-Smith has been a director of the Company since November 1996. Mr. Frith-Smith is also a director of Adams Outdoor Advertising Inc., the managing general partner of Adams Outdoor Advertising Limited Partnership which is controlled by Stephen Adams, and various private and non-profit corporations.

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

    Thomas A. Donnelly has served as President of Camping World since 1986 and served as its Chief Executive Officer from 1988 until its acquisition by AGI. Mr. Donnelly joined Camping World in 1971 and served in various management positions until 1984, at which time he was promoted to Senior Vice President, Operations. Mr. Donnelly is also a director of Area Bank in Bowling Green, Kentucky. Mr. Donnelly and Mr. Garvin are first cousins.

    John Ehlert is the founder of Ehlert and has served as its President and Chief Executive Officer since 1976 until its acquisition by AGI. Mr. Ehlert serves on the board of directors of various trade, private and charitable organizations.

    David B. Garvin founded Camping World in 1966 and served as President of Camping World from 1966 to 1986 and as its Chairman of the Board of Directors since 1986. Mr. Garvin is also a director of Firstar Corporation. Mr. Garvin and Mr. Donnelly are first cousins.

    George Parker is the Senior Associate Dean for Academic Affairs and Director of the MBA Program at the Graduate School of Business at Stanford University. Prior to 1973, Mr. Parker was an Assistant/ Associate Professor of Finance at the Graduate School of Business at Columbia University. He currently serves on the Board of Directors for various companies including Continental Airlines, Inc., Tejon Ranch Co., Dresdner/ RCM Mutual Funds, and Barclays Global Investors Funds Inc. He also provides consulting services to various corporations and banks on financial management and corporate strategy, and has had numerous financial management works published.

    Directors are elected for terms of one year or until their successors have been duly elected.

ITEM 11: EXECUTIVE COMPENSATION

Executive Compensation

    The following table provides certain summary information concerning the compensation paid by the Company to the Company's Chief Executive Officer and each of the four other highest compensated executive officers (determined as of the Company's year ended December 31, 2000) and for the previous two years.

SUMMARY COMPENSATION TABLE

Annual Compensation
				Other Annual Compensation(1)(2)	All Other Compensation(3)
Name and Principal Position	Year	Salary	Bonus(1)
Stephen Adams Chairman of the Board	2000 1999 1998	$699,996 726,914 699,992	$1,578,540 1,781,040 1,473,090		$36,503 35,132 79,796
Joe McAdams, President Chief Executive Officer	2000 1999 1998	100,000 103,846 99,999	526,180 593,680 491,030	$ 447,856(4) 1,319,608(4)	7,696 9,527 6,891
Thomas A. Donnelly President of Camping World	2000 1999 1998	225,000 233,654 214,904	263,090 296,840 245,515		8,055 7,899 7,991
Michael Schneider Chief Operating Officer	2000 1999 1998	210,000 218,077 210,000	263,090 296,840 245,515	405,667(4) 56,333(4) 56,333(4)	8,716 8,477 8,364
Murray S. Coker Senior Vice President of AGI	2000 1999 1998	195,885 197,038 180,256	173,639 184,447 156,838		9,126 9,342 9,715

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

(4)
Under the terms of the phantom stock agreements, Mr. Schneider received $405,667 in 2000 and $56,333 in 1999 and 1998; and Mr. McAdams received $447,856 in 2000 and $1,319,608 in 1999. All 2000 and 1999 payments were contributed to the KEYSOP.

    The Company does not have any outstanding stock options or restricted stock grants. The Company has phantom stock agreements and a non-qualified deferred compensation plan for certain of its officers. See "Agreements with Executive Officers".

Agreements with Executive Officers

    Mr. Adams and the Company are parties to an amended employment agreement providing for his employment as the Chairman of the Company through September 1, 2001. The base salary for Mr. Adams is $700,000 and his incentive compensation is 3% of operating profits (as defined in the agreement).

    In January 1999, AGHC introduced a Key Employee Security Option Plan ("KEYSOP") for key employees of AGHI and its subsidiaries. This non-qualified deferred compensation plan allows key employees the option to contribute specific compensation, including bonuses, incentive compensation, and phantom stock payments to the KEYSOP. Contributions to the KEYSOP from AGHI employees totaled $3.4 million and $3.1 million in 2000 and 1999, respectively.

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

    The following table sets forth the current awards outstanding under the Company's phantom stock incentive program as of December 31, 2000. As of December 31, 2000, the aggregate accrued liability under this program was approximately $2.7 million, of which $0.4 million has been reflected as current in the financial statements.

Officer/Director	Full Interest	Vested Amount
Joe McAdams	2.50%	2.50%
Mike Schneider	1.80%	1.80%
Thomas A. Donnelly	1.80%	1.37%
Mark Boggess	1.30%	1.30%
David Block(1)	0.10%	0.10%
Murray S. Coker	1.00%	0.76%
All Other Employees	0.30%	0.16%

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

    Stephen Adams, the Chairman and a director of the Company, has an amended employment agreement with AGI through September 1, 2001 under which Mr. Adams receives a base salary of $700,000 plus incentive compensation of 3% of operating profits (as defined).

    Joe McAdams, the President and Chief Executive Officer and a director of the Company, has phantom stock agreements with AGI pursuant to which Mr. McAdams received a $447,856 payment in 2000 and holds an additional 2.5% phantom stock interest which is fully vested.

    Pursuant to the management incentive agreement which the Company entered into with Mr. Donnelly and Mr. Coker at the time of the acquisition of Camping World in 1997, the Company agreed, subject to Camping World achieving certain operating goals, to pay up to $6.6 million and $1.2 million to Mr. Donnelly and Mr. Coker, respectively, over the subsequent five years. Mr. Donnelly and Mr. Coker received $1,320,000 and $240,000, respectively, of this amount through 2000.

    Messrs. Garvin, McAdams, Donnelly, Boggess, Coker and Blumer are partners in various partnerships that lease nine facilities under long-term leases to Camping World. For the years ended December 31, 2000 and 1999, payments under these leases were approximately $2.59 million and $2.54 million, respectively. The leases expire during the period December 2005 and December 2015, subject to the right of Camping World to exercise renewal options. The Company believes that such leases contain lease terms as favorable as lease terms that would be obtained from independent third parties.

    John Ehlert, a director of the Company, is a partner in a partnership that leases to Ehlert its research facility under a long-term lease. For the year ended December 31, 2000 and 1999, the rental payments for such facility were $46,610 and $46,788, respectively. The lease expires in October 2001, subject to the right of Ehlert to exercise renewal options. The Company believes that such lease contains lease terms as favorable as lease terms that would be obtained from independent third parties.

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

Director Compensation

    The Company pays directors who are not employees (Messrs. Boysen, Ehlert, Frith-Smith, Garvin and Parker) director fees of $1,800 per month.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company is a wholly-owned subsidiary of AGI Holding Corporation ("AGHC"), a privately-owned corporation. The following table sets forth, as of December 31, 2000, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to the Company to beneficially own more than 5% of the outstanding shares, each executive officer and the current sole director of AGHC, and all executive officers and directors of the Company.

Name and Address of Beneficial Owner	Number of Shares of Stock Owned(1)		Percent of Common Stock
Stephen Adams 2575 Vista Del Mar Drive Ventura, CA 93001	1,404.7	(2)	95.75%
Joe McAdams	3.0		0.20%
Mark Boggess	0.2		0.01%
All executive officers and directors as a group (13 persons)	1,407.9		95.96%

(1)
Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares in the table.

(2)
Does not include 50 shares owned by members of the Adams' family who do not reside with him.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the fourth quarter of 1998, the Company's Board of Directors adopted a plan to sell the stock of Affinity Bank ("AB"), subject to regulatory approval, to Affinity Bank Holdings LLC ("ABH"), an affiliate of the Company, at its net book value of $17,100,000, which in the opinion of management then approximated market value. The Company received regulatory approval and subsequently closed the transaction effective September 30, 1999. In consideration for the stock of AB, the Company received 17,100 shares of Series A Preferred stock of the purchaser, ABH, having a value of $18,631,000. In the fourth quarter of 1999, AGHTC agreed to convert and exchange the preferred stock for a Capital Note. The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 14, 2014. On October 31, 2000, AGTHC sold, at face value, a $1.5 million participation in the Capital Note to an affiliate of Mr. Adams.

    As of December 31, 2000, Mr. Adams has a 95.7% shareholder interest in the parent company of National Alliance Insurance Company ("NAIC"). NAIC is a regulated property and casualty insurance company domiciled in the state of Missouri with active licenses in 39 other states. Its principal book of business is derived by marketing insurance to the Camping World President's Club members. Under the terms of an exclusive marketing agreement entered into December 31, 1998, the Company earns a marketing fee based upon annual premiums received by NAIC from the sale of its insurance products to Camping World's President's Club members. The agreement runs through December 31, 2018 or may be terminated sooner by either party after June 30, 2007 with a minimum of 18 months notice. In 2000, 1999 and 1998 marketing fees earned by the Company totaled $2.5 million, $2.6 million and $2.5 million, respectively. Further, Mr. Wayne Boysen, a director of AGHI, also serves as director of NAIC and its parent.

    For a description of the employment, consulting, non-competition, management incentive and phantom stock agreements with the Company and persons serving as an executive officer or director of the Company see "Management—Agreements with Executive Officers" and "Management—Compensation Committee Interlock and Insider Participation."

    For a description of leases which subsidiaries of the Company have with partnerships in which a director of the Company has a partnership interest, see "Management—Compensation Committee Interlock and Insider Participation."

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

  (b)
  Reports on Form 8-K:

        None

  (c)
  Exhibits:

        Included in Item 14 (a) (3) above.

  (d)
  Financial Statement Schedules

        Included in Item 14 (a) (2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Denver, State of Colorado on March 15, 2001.

AFFINITY GROUP HOLDING, INC.
By:	/s/ JOE B. MCADAMS Joe B. McAdams Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ JOE B. MCADAMS Joe B. McAdams	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2001
/s/ MARK J. BOGGESS Mark J. Boggess	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2001
* Stephen Adams	Director	March 15, 2001
* David Frith-Smith	Director	March 15, 2001
* Wayne Boysen	Director	March 15, 2001
* Thomas A. Donnelly	Director	March 15, 2001
* David B. Garvin	Director	March 15, 2001
* John Elhert	Director	March 15, 2001

* George Parker	Director	March 15, 2001
*By	/s/ MARK J. BOGGESS
	(Mark J. Boggess Attorney-in-Fact)	March 15, 2001

Mark J. Boggess, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Affinity Group Holding, Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

AFFINITY GROUP HOLDING, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended December 31, 2000

Item	Regulation S-K Exhibit Table Reference	Sequential Page No.
Certificate of Incorporation of Affinity Group, Inc.(1)	3.1
Bylaws of Affinity Group, Inc.(1)	3.2
Indenture dated as of October 29, 1993 by and between the Company and United States Trust Company of New York.(2)	4.1
First Supplemental Indenture dated as of May 17, 1994, by and between Company and United States Trust Company of New York.(6)	4.2
Second Supplemental Indenture dated as of October 11, 1994, by and between Company and United States Trust Company of New York.(6)	4.3
Third Supplemental Indenture dated as of December 21, 1995 by and between Company and United States Trust Company of New York.(9)	4.3a
Fourth Supplemental Indenture dated as of February 1, 1996 by and between Company and United States Trust Company of New York.(9)	4.3b
Form of 11 1/2% Senior Subordinated Notes due 2003.(2)	4.4
Credit Agreement dated October 11, 1994 among Affinity Group, Inc. and First Bank National Association, as Agent, and First National Association and GIRO Credit Bank, as Banks.(3)	4.5
First Amendment to Credit Agreement as of November 10, 1994, between Affinity Group, Inc. and First National Bank National Association, as Agent.(6)	4.6
Credit Agreement dated as of April 2, 1997 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein.(11)	4.7
Change in Registrant's Accountants(14)	4.8
Credit Agreement dated as of November 13, 1998 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein.(15)	4.9
Second Amendment to Credit Agreement dated as of March 1, 2001 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein.	4.10	62
Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries.(2)	10.1
Lease for office facilities in Camarillo, California.(2)	10.2
Lease for office facilities in Denver, Colorado.(2)	10.3
Lease Agreement for office facilities in Ventura, California(7)	10.3a
Investment in unrestricted subsidiary, assignment and assumption agreement and fourth amendment to office facility lease in Denver, Colorado.(4)	10.4

Employment Agreement dated August 1, 1993 between Stephen Adams and the Company, as amended.(2)	10.5
Phantom Stock Agreement dated January 2, 1992 between Joe McAdams and the Company.(2)	10.6
Phantom Stock Agreement dated January 2, 1992 between David Block and the Company.(2)	10.7
Phantom Stock Agreement dated January 2, 1992 between Michael Schneider and the Company.(2)	10.8
Phantom Stock Agreement dated January 2, 1992 between Roger Ryman and the Company.(2)	10.9
Phantom Stock Agreement dated January 2, 1992 between Mark J. Boggess and the Company.(2)	10.10
Phantom Stock Agreement dated January 2, 1992 between K. Dillon Schickli and the Company.(2)	10.11
Employment Agreement dated as of January 1, 1991 between Keith Urry and Golf Card International Corp. as amended.(2)	10.12
Phantom Stock Agreement dated January 2, 1992 between Wayne Boysen and the Company, as amended.(2)	10.13
Second Phantom Stock Agreement dated April 2, 1994 between Wayne Boysen and the Company.(4)	10.14
Executive split-dollar life insurance agreements(4)	10.15
Indemnity Agreement dated October 29, 1994, by and between Affinity Group, Inc. and AGI Services, Inc.(6)	10.16
Agreement with Cross Country Motor Club, Inc. as amended.(2)	10.17
Working Agreement and Service Agreement with National General Insurance dated October 23, 1987, as amended(2)	10.18
Amendment to National General Insurance Contract Dated January 13, 1994.(1)	10.19
Amendment to Service Agreement dated March 22, 1994 by and between Affinity Group, Inc. and National General Insurance Company.(5)	10.20
401 (k) Savings and Investment Plan.(2)	10.21
Form of Indemnification Agreement for persons consenting to serve as directors upon completion of the offering and amendment thereto.(1)	10.22
Purchase Agreement for Affinity Thrift and Loan.(8)	10.23
Phantom Stock Amendment dated October 10, 1995 between Joe McAdams and the Company.(9)	10.24
Phantom Stock Agreement dated December 19, 1995 between David Block and Affinity Road and Travel Club, Inc., a wholly owned subsidiary of the Company.(9)	10.25
Agreement between Ganis Credit Corporation and the Company dated September, 1995.(9)	10.26

Stock Purchase Agreement for Ehlert Publishing Group, Inc.(10)	10.27
First Amendment dated January 7, 1997 to Ehlert Stock Purchase Agreement.(11)	10.28
Addendum to National General Insurance Contract Dated January 13, 1994.(13)	10.29
Agreement with Cross Country Motor Club, Inc. dated October 10, 1997, as amended.(13)	10.30
Stock Purchase Agreement dated as of February 25, 1997, by and among the Shareholders of Camping World, Inc. and Affinity Group, Inc.(12)	10.31
Engagement Agreement between JBMC, Inc. and the Company dated September 8, 1996.(13)	10.32
Note Receivable dated December 30, 1996 between Joe McAdams and the Company.(13)	10.33
Amendment to Employment Agreement dated August 1, 1993 between Stephen Adams and the Company(13)	10.34
Form of Phantom Stock Agreements, between certain executives and the Company(13)	10.35
Amendment to Employment Agreement dated August 1, 1993 between Stephen Adams and the Company(16)	10.36
Purchase Agreement for AGI Real Estate Holdings, Inc.(16)	10.37
Sales Agreement for Affinity Insurance Group, Inc.(16)	10.38
Stock Purchase Agreement between Affinity Group Thrift Holding Corp. and Affinity Bank Holdings LLC(17)	10.39
Member Control Agreement of Affinity Bank Holdings LLC(17)	10.40
Closing Agreement between Affinity Group Thrift Holding Corp. and Affinity Bank Holdings LLC(17)	10.41
Amendment to Employment Agreement dated August 1, 1993 between Stephen Adams and the Company(18)	10.42
Amendment to Employment Agreement dated August 1, 1993 between Stephen Adams and the Company	10.43	73
Subsidiaries of the Registrant	21	74
Power of Attorney	24	75

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

(18)
Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit. Such request should be sent to Affinity Group, Inc., 64 Inverness Drive East, Englewood, Colorado 80112, Attention: Chief Financial Officer

QuickLinks

PART I
  ITEM 1: BUSINESS
  ITEM 2: PROPERTIES
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6: SELECTED FINANCIAL DATA
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS FOR THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES