Form 10-Q
period 2001-03-31
AFFINITY GROUP HOLDING INC
filed 2001-05-11
CIK 1038622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2001	333-26389

AFFINITY GROUP HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2922099
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Inverness Drive East	(303) 792-7284
Englewood, CO 80112	(Registrant's telephone
(Address of principal executive offices)	number, including area code)

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

YES   ☒                         NO   ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding as of May 11, 2001
Class
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(In Thousands)

	3/31/01	12/31/00
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$5,229	$3,456
Accounts receivable, less allowance for doubtful accounts of $2,106 in 2001 and $1,642 in 2000	20,355	24,393
Inventories	34,733	33,774
Prepaid expenses and other assets	12,787	9,961
Deferred tax asset	6,558	6,558
Total current assets	79,662	78,142

PROPERTY AND EQUIPMENT	66,343	67,118
NOTES FROM AFFILIATES	23,961	23,388
INTANGIBLE ASSETS	181,672	183,333
DEFERRED TAX ASSET	15,130	14,950
OTHER ASSETS	4,901	4,896
	$371,669	$371,827

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$28,117	$17,709
Accrued interest	8,858	4,966
Accrued income taxes	3,914	5,941
Accrued liabilities	25,592	27,202
Deferred revenues	56,277	57,401
Deferred tax liability	5,514	5,514
Current portion of long-term debt	11,419	11,205
Total current liabilities	139,691	129,938

DEFERRED REVENUES	32,178	32,567
LONG-TERM DEBT	264,914	274,281
DEFERRED TAX LIABILITY	7,939	7,939
OTHER LONG-TERM LIABILITIES	4,014	4,017
COMMITMENTS AND CONTINGENCIES	-	-
	448,736	448,742

STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	12,021	12,021
Accumulated deficit	(88,673)	(88,937)
Other comprehensive income -
Loss on value of derivatives	(416)	-
Total stockholder's deficit	(77,067)	(76,915)
	$371,669	$371,827

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	THREE MONTHS ENDED
	3/31/01	3/31/00
REVENUES:
Membership services	$29,774	$28,968
Publications	14,769	16,118
Retail	48,456	46,874
	92,999	91,960

COSTS APPLICABLE TO REVENUES:
Membership services	16,433	18,220
Publications	11,053	11,402
Retail	32,649	31,125
	60,135	60,747

GROSS PROFIT	32,864	31,213

OPERATING EXPENSES:
Selling, general and administrative	21,743	20,781
Depreciation and amortization	4,125	4,299
	25,868	25,080

INCOME FROM OPERATIONS	6,996	6,133

NON-OPERATING ITEMS:
Interest expense, net	(6,500)	(6,848)
Other non-operating income, net	61	124
	(6,439)	(6,724)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	557	(591)

INCOME TAX (EXPENSE) BENEFIT	(293)	291

NET INCOME (LOSS)	$264	$(300)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	THREE MONTHS ENDED
	3/31/01	3/31/00
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$264	$(300)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	(180)	(291)
Depreciation and amortization	4,125	4,299
Provision for losses on accounts receivable	436	673
Deferred compensation	-	350
Loss on disposal of property and equipment	7	4
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	3,602	(2,580)
Inventories	(959)	(3,478)
Prepaid expenses and other assets	(2,831)	(3,661)
Accounts payable	10,408	9,070
Accrued and other liabilities	(164)	1,561
Deferred revenues	(1,513)	964
Net cash provided by operating activities	13,195	6,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,255)	(3,428)
Net changes in intangible assets	(441)	(1)
Loans receivable	(573)	(562)
Acquisitions, net of cash received	-	(2,220)
Net cash used in investing activities	(2,269)	(6,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	-	(5,750)
Borrowings on long-term debt	21,057	44,263
Principal payments of long-term debt	(30,210)	(36,700)
Net cash (used in) provided by financing activities	(9,153)	1,813

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,773	2,213

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,456	4,211

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,229	$6,424

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,214	$3,629
Income taxes	2,417	1,789

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)  BASIS OF PRESENTATION

The financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc. (“AGI”), and AGI’s subsidiaries (collectively the “Company”) without audit, in accordance with accounting principles generally accepted in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s 10-K report for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

Shipping and Handling Fees and Costs - For the interim quarters of 2000, net mail order shipping fees charged to customers were reported in selling, general and administrative expenses.  To conform with the Emerging Issues Task Force, Issue 2000-10 “Accounting for Shipping and Handling Fees and Costs,” revenues, costs applicable to revenues and selling, general and administrative expenses have been reclassified for these periods.  The effect of such reclassification was an increase in  revenues, costs applicable to revenues, and selling, general and administrative expenses of $936,000, $874,000 and $62,000 for the three months ended March 31, 2000, respectively.

Accounting for Derivative Instruments and Hedging Activities - Effective January 1, 2001, the Company adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative pre-tax reduction to OCI of $127,000 ($76,000 after-tax).  The Company uses derivative instruments to manage exposures to interest rate risks.  The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED MARCH 31, 2001
Revenues from external customers	$29,774	$14,769	$48,456	$92,999
Segment operating profit	11,280	3,292	765	15,337

QUARTER ENDED MARCH 31, 2000
Revenues from external customers	$28,968	$16,118	$46,874	$91,960
Segment operating profit	9,024	4,102	2,061	15,187

The following is a summary of the reportable segment reconciliations to the Company’s consolidated financial statements for the three months ended March 31, 2001 and 2000 (in thousands):

	THREE MONTHS ENDED
	3/31/01	3/31/00
Income From Operations Before Depreciation and Amortization
Total profit for reportable segments	$15,337	$15,187
Unallocated G & A expense	(4,216)	(4,755)
Income from operations before depreciation and amortization	$11,121	$10,432

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2:
The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/01	3/31/00	Inc/(Dec)
REVENUES:
Membership services	32.0%	31.5%	2.8%
Publications	15.9%	17.5%	(8.4%)
Retail	52.1%	51.0%	3.4%
	100.0%	100.0%	1.1%

COSTS APPLICABLE TO REVENUES:
Membership services	17.7%	19.8%	(9.8%)
Publications	11.9%	12.4%	(3.1%)
Retail	35.1%	33.9%	4.9%
	64.7%	66.1%	(1.0%)
GROSS PROFIT	35.3%	33.9%	5.3%

OPERATING EXPENSES:
Selling, general and administrative	23.4%	22.5%	4.6%
Depreciation and amortization	4.4%	4.7%	(4.0%)
	27.8%	27.2%	3.1%
INCOME FROM OPERATIONS	7.5%	6.7%	14.1%

NON-OPERATING ITEMS:
Interest expense, net	(7.0%)	(7.4%)	(5.1%)
Other non-operating income, net	0.1%	0.1%	(50.8%)
	(6.9%)	(7.3%)	(4.2%)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	0.6%	(0.6%)	194.2%

INCOME TAX (EXPENSE) BENEFIT	(0.3%)	0.3%	(200.7%)

NET INCOME (LOSS)	0.3%	(0.3%)	188.0%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001
Compared With Three Months Ended March 31, 2000

Revenues

Revenues of $93.0 million for the first quarter of 2001 increased by approximately $1.0 million, or 1.1%, from the comparable period in 2000.

Membership services revenues of $29.8 million for the first quarter of 2001 increased by approximately $0.8 million, or 2.8%, from the comparable period in 2000.  This revenue increase was largely attributable to a $1.5 million increase in member events primarily due to the timing of the second annual Great North American RV Rally, which occurred in March versus July in the prior year, and a $0.3 million revenue increase from the extended vehicle warranty program due to lower cancellations resulting from the maturation of the multi-year vehicle insurance products, partially offset by a $1.0 million reduction in membership services revenue relating primarily to reduced enrollment in the Coast to Coast and the golf membership clubs.

Publication revenue of $14.8 million for the first quarter of 2001 decreased by $1.3 million, or 8.4%, from the comparable period in 2000 largely due to an $0.8 million decrease in directory revenue primarily attributable to deferred promotional efforts and reduced advertising revenue of $0.5 million for the RV-related publications.

Retail revenue of $48.5 million increased $1.6 million, or 3.4%, over the first quarter of 2000.  This variance consisted of increased revenues of $3.0 million related to the March 2000 asset acquisition by Camping World RV Sales, Inc (“CWRV”) of a recreational vehicle (“RV”) dealership, and a $1.4 million decrease in Camping World retail sales.  The decrease in retail sales was attributable to a $1.1 million decrease in retail showroom sales and a 3.7% decrease in same store sales over the first quarter of 2000.  In addition, mail order sales decreased $0.4 million, and installation fees and other supplies and services increased $0.1 million over the prior year.

Costs Applicable to Revenues

Costs applicable to revenues totaled $60.1 million for the first quarter of 2001, a decrease of $0.6 million, or 1.0%, over the comparable period in 2000.

Membership services costs and expenses decreased by approximately $1.8 million, or 9.8%, to $16.4 million in the first quarter of 2001 compared to $18.2 million in 2000.  This decrease was due to a $2.6 million decrease in membership services expenses, primarily associated with Coast to Coast Club and the golf membership club, a $0.5 million decrease in emergency road service marketing and program expenses, partially offset by a $1.3 million expense increase associated with the second annual Great North American RV Rally.

Publication costs and expenses of $11.1 million for the first quarter of 2001 decreased $0.3 million, or 3.1%, compared to the first quarter of 2000.  This decrease was primarily due to decreased sales of the 2001 cd-rom version of the Trailer Life Campground/RV Park and Services Directory and the 2001 Atlas over the prior year.

Retail costs applicable to revenues increased $1.5 million, or 4.9%, to $32.6 million due to a $2.5 million increase associated with CWRV, that was partially offset by a $1.0 million decrease in retail costs which was primarily attributable to the 3.7% decrease in retail sales.  The Camping World gross profit margin increased to 33.9% in 2001 from 33.7% in 2000.

Operating Expenses

Selling, general and administrative expenses of $21.7 million for the first quarter of 2001 were $1.0 million over the first quarter of 2000 primarily relating to $0.4 million of general and administrative expenses related to CWRV, a $0.3 million decrease in retail vendor promotional expense reimbursements and a $0.3 million increase in wage-related expenses.  Depreciation and amortization expenses of $4.1 million were $0.2 million less than the first quarter of 2000.

Income from Operations

Income from operations for the first quarter of 2001 increased by $0.9 million, or 14.1%, to $7.0 million compared to $6.1 million for the first quarter of 2000.  This increase was due to increased gross profit from the membership services and retail segments of $2.6 million and $0.1 million, respectively, partially offset by a reduction in gross profit from the publications segment of $1.0 million and increased operating expenses of $0.8 million.

Non-Operating Expenses

Non-operating expenses were $6.4 million for the first quarter of 2001, compared to $6.7 million for the same period in 2000 primarily due to reduced interest expense as a result of lower borrowings.

Income (Loss) from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes in the first quarter of 2001 was $0.5 million compared to a loss of $0.6 million for the first quarter of 2000.  This $1.1 million improvement over the prior period was principally due to the increase in income from operations reflected above, combined with lower interest expense, as noted above.

Income Tax Benefit (Expense)

In the first quarter of 2001, the Company recognized a $0.3 million tax expense compared to $0.3 million tax benefit in the first quarter of 2000.

Net Income (Loss)

The net income in the first quarter of 2001 was $0.3 million compared to a net loss of $0.3 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI and Affinity Group Thrift Holding Corporation (“AGTHC”).  AGI and its subsidiaries provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 (“AGHI Senior Notes”).  On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans (“Term A” and ”Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million.  The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 1.625% to 3.625% over the stated rates.  As of March 31, 2001, the average interest rates on the term loans and revolving credit facility were 9.1311% and 8.6083%, respectively, and permitted borrowings under the undrawn revolving line were $27.0 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  The term loans have quarterly scheduled payments of $2.65 million in 2001.  The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2006, respectively.  The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost.  The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three-month LIBOR index.  The floating rate is adjusted quarterly and was 5.25% at March 31, 2001.  This facility has a maturity date of November 1, 2001.  The AGI Interest Rate Collar protects the Company against a rise in the LIBOR base rate over 6.0% on $75.0 million of the AGI Revolving Credit and Term Loan Facility.

The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements.  Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness.  Effective December 31, 2000, the Company amended the AGI Revolving Credit and Term Loan Facility to modify certain of its restrictive covenants, principally minimum operating cash flow, as defined, and the total leverage covenant for 2001.  In addition, among other things, the Amendment provided for an interest rate increase on the revolver and term loans equal to 0.5% per annum and prohibits the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage is less than 4.75 to 1.  The Company generated $8.9 million of excess cash flow in 2000.  Under the terms of the Amendment, AGI prepaid in the first quarter of 2001, on a pro-rata basis, in inverse order of maturity, the term loans equal to 100% of the excess cash flow.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and payment of dividends, subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at March 31, 2001.

During the first quarter of 2001, no payments under the terms of several phantom stock agreements were made.  Phantom stock payments of $0.4 million are scheduled to be made over the remainder of the year.

Capital expenditures for the first quarter of 2001 totaled $1.3 million compared to capital expenditures of $3.4 million for the first quarter of 2000.  Capital expenditures are anticipated to total approximately $6.0 million for 2001, primarily for an enhanced catalog management system, web-site enrichment, continued development of club membership systems, and additional computer hardware and software upgrades.

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

AFFINITY GROUP HOLDING, INC.

/S/ Mark J. Boggess
Date: May 11, 2001	Mark J. Boggess
Senior Vice President
Chief Financial Officer