Form 10-Q
period 2001-06-30
AFFINITY GROUP HOLDING INC
filed 2001-08-07
CIK 1038622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2001	333-26389

AFFINITY GROUP HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2922099
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Inverness Drive East	(303) 792-7284
Englewood, CO 80112	(Registrant's telephone
(Address of principal executive offices)	number, including area code)

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

YES   ☒            NO   ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2001

Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
(In Thousands)

	6/30/01	12/31/00

ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$6,485	$3,456
Accounts receivable, less allowance for doubtful accounts of $2,251 in 2001 and $1,642 in 2000	20,096	24,393
Inventories	34,377	33,774
Prepaid expenses and other assets	12,696	9,961
Deferred tax asset	6,558	6,558

Total current assets	80,212	78,142

PROPERTY AND EQUIPMENT	65,344	67,118
NOTES FROM AFFILIATES	24,519	23,388
INTANGIBLE ASSETS	179,607	183,333
DEFERRED TAX ASSET	15,312	14,950
OTHER ASSETS	4,841	4,896

	$369,835	$371,827

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,105	$17,709
Accrued interest	4,474	4,966
Accrued income taxes	5,443	5,941
Accrued liabilities	24,743	27,202
Deferred revenues	59,734	57,401
Deferred tax liability	5,514	5,514
Current portion of long-term debt	21,663	11,205

Total current liabilities	148,676	129,938

DEFERRED REVENUES	31,225	32,567
LONG-TERM DEBT	253,440	274,281
DEFERRED TAX LIABILITY	7,939	7,939
OTHER LONG-TERM LIABILITIES	4,007	4,017
COMMITMENTS AND CONTINGENCIES	-	-

	445,287	448,742

STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	12,021	12,021
Accumulated deficit	(86,902)	(88,937)
Other comprehensive income -
Loss on value of derivatives	(572)	-

Total stockholder's deficit	(75,452)	(76,915)

	$369,835	$371,827

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	THREE MONTHS ENDED

	6/30/01	6/30/00

REVENUES:
Membership services	$31,351	$30,773
Publications	12,654	12,249
Retail	67,171	66,749

	111,176	109,771

COSTS APPLICABLE TO REVENUES:
Membership services	19,740	20,168
Publications	9,401	8,551
Retail	45,072	43,941

	74,213	72,660

GROSS PROFIT	36,963	37,111

OPERATING EXPENSES:
Selling, general and administrative	22,527	21,857
Depreciation and amortization	4,196	4,214

	26,723	26,071

INCOME FROM OPERATIONS	10,240	11,040

NON-OPERATING ITEMS:
Interest expense, net	(6,495)	(7,162)
Other non-operating income, net	48	10

	(6,447)	(7,152)

INCOME BEFORE INCOME TAXES	3,793	3,888

INCOME TAX EXPENSE	(2,022)	(1,963)

NET INCOME	$1,771	$1,925

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	SIX MONTHS ENDED

	6/30/01	6/30/00

REVENUES:
Membership services	$61,125	$59,741
Publications	27,423	28,367
Retail	115,627	113,623

	204,175	201,731

COSTS APPLICABLE TO REVENUES:
Membership services	36,173	38,388
Publications	20,454	19,953
Retail	77,721	75,066

	134,348	133,407

GROSS PROFIT	69,827	68,324

OPERATING EXPENSES:
Selling, general and administrative	44,270	42,638
Depreciation and amortization	8,321	8,513

	52,591	51,151

INCOME FROM OPERATIONS	17,236	17,173

NON-OPERATING ITEMS:
Interest expense, net	(12,995)	(14,010)
Other non-operating income, net	109	134

	(12,886)	(13,876)

INCOME BEFORE INCOME TAXES	4,350	3,297

INCOME TAX EXPENSE	(2,315)	(1,672)

NET INCOME	$2,035	$1,625

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	SIX MONTHS ENDED

	6/30/01	6/30/00

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,035	$1,625
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) provision	(362)	1,672
Depreciation and amortization	8,321	8,513
Provision for losses on accounts receivable	1,050	1,280
Deferred compensation	-	550
(Gain) loss on disposal of property and equipment	(1)	53
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	3,247	(3,300)
Inventories	(603)	(2,540)
Prepaid expenses and other assets	(2,680)	(4,962)
Accounts payable	9,396	9,871
Accrued and other liabilities	(4,031)	(4,643)
Deferred revenues	991	4,610

Net cash provided by operating activities	17,363	12,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,248)	(6,084)
Proceeds from sale of property and equipment	-	27
Net changes in intangible assets	(572)	116
Loans receivable	(1,131)	(1,105)
Acquisitions, net of cash received	-	(2,220)

Net cash used in investing activities	(3,951)	(9,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	-	(5,750)
Borrowings on long-term debt	45,270	64,163
Principal payments of long-term debt	(55,653)	(59,323)

Net cash used in financing activities	(10,383)	(910)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,029	2,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,456	4,211

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,485	$6,764

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,677	$15,691
Income taxes	3,121	2,381

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

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

Shipping and Handling Fees and Costs -  For the interim quarters of 2000, net mail order shipping fees charged to customers were reported in selling, general and administrative expenses.  To conform with the Emerging Issues Task Force, Issue 2000-10 “Accounting for Shipping and Handling Fees and Costs,” revenues, costs applicable to revenues and selling, general and administrative expenses have been reclassified for these periods. The effect of such reclassification for the three months ended June 30, 2000 was an increase in revenues, costs applicable to revenues, and selling, general and administrative expenses of $1,802,000, $1,619,000 and $183,000, respectively.  The effect of such reclassification for the six months ended June 30, 2000 was an increase in revenues, costs applicable to revenues, and selling, general and administrative expenses of $2,738,000, $2,493,000 and $245,000, respectively.

Accounting for Derivative Instruments and Hedging Activities - Effective January 1, 2001, the Company adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative pre-tax reduction to OCI of $127,000 ($76,000 after-tax).  The Company uses derivative instruments to manage exposures to interest rate risks.  The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Business Combinations and Goodwill – Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, were recently issued.  The Company plans to adopt the standards effective January 1, 2002.  The statements, among other things, require the use of purchase accounting for business combinations, discontinues amortization of Goodwill, and requires an annual assessment of goodwill for impairment.  Other than the discontinuance of goodwill amortization, the most significant unknown effect of these standards is to determine if an impairment charge will be required upon adoption.  This determination will be made during the first quarter of 2002.

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

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated

QUARTER ENDED JUNE 30, 2001
Revenues from external customers	$31,351	$12,654	$67,171	$111,176
Segment operating profit	9,622	2,847	6,600	19,069

QUARTER ENDED JUNE 30, 2000
Revenues from external customers	$30,773	$12,249	$66,749	$109,771
Segment operating profit	8,765	3,042	7,995	19,802

	Membership
	Services	Publications	Retail	Consolidated

SIX MONTHS ENDED JUNE 30, 2001
Revenues from external customers	$61,125	$27,423	$115,627	$204,175
Segment operating profit	20,902	6,139	7,365	34,406

SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers	$59,741	$28,367	$113,623	$201,731
Segment operating profit	17,789	7,144	10,056	34,989

The following is a summary of the reportable segment reconciliations to the Company’s consolidated financial statements for the three and six months ended June 30, 2001 and 2000 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	6/30/01	6/30/00	6/30/01	6/30/00

Income From Operations Before
Depreciation and Amortization
Total profit for reportable segments	$19,069	$19,802	$34,406	$34,989
Unallocated G & A expense	(4,633)	(4,548)	(8,849)	(9,303)

Income from operations before depreciation and amortization	$14,436	$15,254	$25,557	$25,686

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED

	6/30/01	6/30/00	Inc/(Dec)

REVENUES:
Membership services	28.2%	28.0%	1.9%
Publications	11.4%	11.2%	3.3%
Retail	60.4%	60.8%	0.6%

	100.0%	100.0%	1.3%

COSTS APPLICABLE TO REVENUES:
Membership services	17.8%	18.4%	(2.1%)
Publications	8.5%	7.8%	9.9%
Retail	40.5%	40.0%	2.6%

	66.8%	66.2%	2.1%

GROSS PROFIT	33.2%	33.8%	(0.4%)

OPERATING EXPENSES:
Selling, general and administrative	20.2%	19.9%	3.1%
Depreciation and amortization	3.8%	3.8%	(0.4%)

	24.0%	23.7%	2.5%

INCOME FROM OPERATIONS	9.2%	10.1%	(7.2%)

NON-OPERATING ITEMS:
Interest expense, net	(5.8%)	(6.5%)	(9.3%)
Other non-operating income, net	-	-	-

	(5.8%)	(6.5%)	(9.9%)

INCOME BEFORE INCOME TAXES	3.4%	3.6%	(2.4%)

INCOME TAX EXPENSE	(1.8%)	(1.8%)	3.0%

NET INCOME	1.6%	1.8%	(8.0%)

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED

	6/30/01	6/30/00	Inc/(Dec)

REVENUES:
Membership services	29.9%	29.6%	2.3%
Publications	13.4%	14.1%	(3.3%)
Retail	56.7%	56.3%	1.8%

	100.0%	100.0%	1.2%

COSTS APPLICABLE TO REVENUES:
Membership services	17.7%	19.0%	(5.8%)
Publications	10.0%	9.9%	2.5%
Retail	38.1%	37.2%	3.5%

	65.8%	66.1%	0.7%

GROSS PROFIT	34.2%	33.9%	2.2%

OPERATING EXPENSES:
Selling, general and administrative	21.7%	21.2%	3.8%
Depreciation and amortization	4.1%	4.2%	(2.3%)

	25.8%	25.4%	2.8%

INCOME FROM OPERATIONS	8.4%	8.5%	0.4%

NON-OPERATING ITEMS:
Interest expense, net	(6.4%)	(7.0%)	(7.2%)
Other non-operating income, net	0.1%	0.1%	(18.7%)

	(6.3%)	(6.9%)	(7.1%)

INCOME BEFORE INCOME TAXES	2.1%	1.6%	31.9%

INCOME TAX EXPENSE	(1.1%)	(0.8%)	38.5%

NET INCOME	1.0%	0.8%	25.2%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001
Compared With Three Months Ended June 30, 2000

Revenues

Revenues of $111.2 million for the second quarter of 2001 increased by approximately $1.4 million, or 1.3%, from the comparable period in 2000.

Membership services revenues of $31.4 million for the second quarter of 2001 increased by approximately $0.6 million, or 1.9%, from the comparable period in 2000.  This revenue increase was largely attributable to a $0.6 million revenue increase from the extended vehicle warranty program due to an increased renewal rate on existing contracts and continued sales of the one-year warranty products, and a $0.5 million increase in marketing fee income from the sale of RV financing products, partially offset by a $0.5 million revenue reduction relating primarily to reduced enrollment in the Coast to Coast club.

Publication revenue of $12.7 million for the second quarter of 2001 increased by $0.4 million, or 3.3%, from the comparable period in 2000 largely due to an increase in the number of issues published for ATV Magazine from five to six issues annually.

Retail revenue of $67.2 million increased $0.4 million, or 0.6%, over the second quarter of 2000.  This variance consisted of increased revenues of $1.2 million related to the March 2000 asset acquisition by Camping World RV Sales, Inc (“CWRV”) of a recreational vehicle (“RV”) dealership, and an $0.8 million decrease in Camping World merchandise sales.  This decrease in merchandise sales resulted from a same store sales decline of 3.0%, or an aggregate $1.2 million decrease in merchandise store sales, partially offset by a $0.4 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $74.2 million for the second quarter of 2001, an increase of $1.6 million, or 2.1%, over the comparable period in 2000.

Membership services costs and expenses decreased by approximately $0.4 million, or 2.1%, to $19.7 million in the second quarter of 2001 compared to the same period in 2000.  This decrease was due to a $1.1 million decrease in membership services expenses, primarily associated with the one-time recovery of legal defense costs in conjunction with the Travel America, Inc., et al lawsuit dismissed in October of 2000, partially offset by a $0.7 million expense increase associated the start-up of the Company’s television program, RVtoday.

Publication costs and expenses of $9.4 million for the second quarter of 2001 increased $0.9 million, or 9.9%, compared to the second quarter of 2000.  This increase was primarily due to marketing and fulfillment efforts totaling $0.6 million, associated with the cd-rom version of the Trailer Life Campground/ RV Park and Services Directory and the 2001 custom atlas, and $0.3 million of increased costs associated with the additional issue of ATV Magazine.

Retail costs applicable to revenues increased $1.1 million, or 2.6%, to $45.1 million due to a $1.2 million increase associated with the March 2000 acquisition of CWRV, partially offset by a $0.1 million decrease in retail costs which was primarily attributable to the 2.0% decrease in merchandise sales.  The retail gross profit margin decreased to 32.9% for the second quarter in 2001 from 34.2% for the same period in 2000 primarily due to the lower margins realized on the sale of RV vehicles.

Operating Expenses

Selling, general and administrative expenses of $22.5 million for the second quarter of 2001 were $0.7 million over the second quarter of 2000 primarily relating to $0.4 million of increased retail labor expenses and $0.3 million of increased real property expenses.  Depreciation and amortization expenses of $4.2 million were unchanged from the prior year.

Income from Operations

Income from operations for the second quarter of 2001 decreased by $0.8 million, or 7.2%, to $10.2 million compared to $11.0 million for the second quarter of 2000.  This decrease was due to a reduction in gross profit from the retail and publications segments of $0.7 million and $0.4 million, respectively, and increased operating expenses of $0.7 million partially offset by an increased gross profit from the membership services segment of $1.0 million.

Non-Operating Expenses

Non-operating expenses were $6.4 million for the second quarter of 2001, compared to $7.2 million for the same period in 2000 primarily due to reduced interest expense as a result of lower interest rates applied to lower borrowing levels.

Income Before Income Taxes

Income before income taxes in the second quarter of 2001 was $3.8 million compared to $3.9 million for the second quarter of 2000.  This $0.1 million decrease from the prior period was principally due to the decrease in income from operations, combined with lower interest expense, as noted above.

Income Tax Expense

The Company recognized approximately $2.0 million of tax expense for the second quarter of 2001 and 2000.

Net Income

The net income in the second quarter of 2001 was $1.8 million compared to $1.9 million for the same period in 2000.

Six Months Ended June 30, 2001
Compared With Six Months Ended June 30, 2000

Revenues

Revenues of $204.2 million for the first six months of 2001 increased by approximately $2.4 million, or 1.2%, from the comparable period in 2000.

Membership services revenues of $61.1 million for the first six months of 2001 increased by approximately $1.4 million, or 2.3%, from the comparable period in 2000.  This increase was largely attributable to a $1.5 million increase in member events revenue due to the timing of the second annual Great North American RV Rally, which occurred in March 2001 versus July 2000, a $0.9 million increase in extended vehicle warranty program revenue, and an $0.8 million increase in marketing fee income from the sale of RV financing products.  This increase was partially offset by a $1.8 million decrease in membership services revenue relating primarily to reduced enrollment in the Coast to Coast and Golf Card membership clubs.

Publication revenue of $27.4 million for the first six months of 2001 decreased by $0.9 million, or 3.3%, from the comparable period in 2000 largely due to a $0.9 million reduction in advertising revenue for the RV-related titles, $0.3 million in reduced sales of the 2001 cd-rom version of the Trailer Life Campground/RV Park and Services Directory and the 2001 custom atlas, and a $0.2 million reduction from the elimination of the Roads To Adventure title, partially offset by a $0.5 million increase from the additional issue of ATV Magazine.

Retail revenue of $115.6 million increased $2.0 million, or 1.8%, over the first six months of 2000.  This variance consisted of increased revenues of $4.2 million related to the March 2000 asset acquisition of CWRV partially offset by a $2.2 million decrease in merchandise sales.  This decrease resulted from a same store sales decline of 3.3%, or an aggregate $2.3 million decrease in merchandise store sales, and a mail order sales decline of $0.4 million, partially offset by a $0.5 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $134.3 million for the first six months of 2001, an increase of $0.9 million, or 0.7%, over the comparable period in 2000.

Membership services costs and expenses decreased by approximately $2.2 million, or 5.8%, to $36.2 million in the first six months of 2001 compared to $38.4 million in 2000. Membership services expenses decreased $3.5 million primarily due to the one-time recovery of legal defense costs in conjunction with the Travel America, Inc., et al lawsuit dismissed in October 2000 and increased marketing expenses, partially offset by a $1.3 million expense increase associated with the second annual Great North American RV Rally, held in March 2001 versus July 2000.

Publication costs and expenses of $20.5 million for the first six months of 2001 increased approximately $0.5 million, or 2.5%, compared to the first six months of 2000.  This increase was primarily due to the addition of two new motorcycle magazine titles, Woman Rider and Thunder Press South, and an increase in ATV Magazine issues published, partially offset by savings realized with the implementation of an in-house prepress production process and reduced paper costs.

Retail costs applicable to revenues of $77.7 million increased $2.7 million, or 3.5%, from the first six months of 2000 due to a $3.8 million increase associated with the CWRV acquisition partially offset by a $1.1 million decrease attributable to the 2.0% decrease in merchandise sales.  The retail gross profit margin decreased to 32.8% for the first six months of 2001 from 33.9% for the same period in 2000 primarily due to the lower margins realized on the sale of RV vehicles.

Operating Expenses

Selling, general and administrative expenses of $44.3 million for the first six months of 2001 were $1.6 million over the first six months of 2000 due to increased retail labor expenses of $1.0 million, increased retail real property expenses of $0.6 million, and $0.6 million of reduced retail vendor promotional expense reimbursements.  These were partially offset by a $0.6 million reduction in deferred executive compensation.  Depreciation and amortization expenses of $8.3 million were $0.2 million less than the first six months of 2000.

Income from Operations

Income from operations for the first six months of 2001 increased by approximately $0.1 million, or 0.4%, to $17.2 million compared to the first six months of 2000.  This increase was due to an increased gross profit from the membership services segment of $3.6 million, partially offset by reduced gross profit from the publications and retail segments of $1.4 million and $0.7 million, respectively, and increased operating expenses of $1.4 million.

Non-Operating Expenses

Non-operating expenses were $12.9 million for the first six months of 2001, compared to $13.9 million for the same period in 2000 primarily due to reduced interest expense as a result of reduced interest rates applied to lower average borrowings.

Income Before Income Taxes

Income before income taxes in the first six months of 2001 was approximately $4.4 million compared to $3.3 million for the same period in 2000.  This $1.1 million increase over the prior period was principally due to the increase in income from operations combined with lower interest expense as noted above.

Income Tax Expense

In the first six months of 2001, the Company recognized a $2.3 million tax expense compared to $1.7 million in the first six months of 2000.

Net Income

The net income in the first six months of 2001 was $2.0 million compared to $1.6 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI and Affinity Group Thrift Holding Corporation (“AGTHC”).  AGI and its subsidiaries provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 (“AGHI Senior Notes”).  On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans (“Term A” and ”Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million.  The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 2.125% to 4.125% over the stated rates.  As of June 30, 2001, the average interest rates on the term loans and revolving credit facility were 7.735% and 7.276%, respectively, and permitted borrowings under the undrawn revolving line were $25.7 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  The term loans have quarterly scheduled payments of $2.65 million in 2001.  The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2006, respectively.  The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost.  The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three-month LIBOR index.  The floating rate is adjusted quarterly and was 4.314% at June 30, 2001.  This facility has a maturity date of November 1, 2001.  The AGI Interest Rate Collar protects the Company against a rise in the LIBOR base rate over 6.0% on $75.0 million of the AGI Revolving Credit and Term Loan Facility.

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

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and payment of dividends, subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2001.

During the first half of 2001, no payments under the terms of several phantom stock agreements were made.  Phantom stock payments of $0.4 million are scheduled to be made over the remainder of the year.

Capital expenditures for the first half of 2001 totaled $2.3 million compared to capital expenditures of $6.1 million for the first half of 2000.  Capital expenditures are anticipated to total approximately $4.8 million for 2001, primarily for an enhanced catalog management system, web-site enrichment, continued development of club membership systems, and additional computer hardware and software upgrades.

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

AFFINITY GROUP HOLDING, INC.

/S/ Mark J. Boggess

Date: August 7, 2001	Mark J. Boggess
Senior Vice President
Chief Financial Officer