Form 10-Q
period 2001-09-30
AFFINITY GROUP HOLDING INC
filed 2001-11-13
CIK 1038622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2001	333-26389

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2922099
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Inverness Drive East Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

(303) 792-7284
(Registrant's telephone number, including area code)

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

YES   ☒     NO   ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding as of
Class	November 13, 2001
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

(In Thousands)

	9/30/01	12/31/00
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,678	$3,456
Accounts receivable, less allowance for doubtful accounts of $1,815 in 2001 and $1,642 in 2000	20,428	24,393
Inventories	32,078	33,774
Prepaid expenses and other assets	14,672	9,961
Deferred tax asset	6,558	6,558
Total current assets	76,414	78,142

PROPERTY AND EQUIPMENT	64,377	67,118
NOTES FROM AFFILIATES	25,073	23,388
INTANGIBLE ASSETS	177,710	183,333
DEFERRED TAX ASSET	14,953	14,950
OTHER ASSETS	4,781	4,896
	$363,308	$371,827
LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$24,297	$17,709
Accrued interest	8,299	4,966
Accrued income taxes	4,528	5,941
Accrued liabilities	25,294	27,202
Deferred revenues	64,641	57,401
Deferred tax liability	5,514	5,514
Current portion of long-term debt	23,760	11,205
Total current liabilities	156,333	129,938

DEFERRED REVENUES	29,532	32,567
LONG-TERM DEBT	239,459	274,281
DEFERRED TAX LIABILITY	7,939	7,939
OTHER LONG-TERM LIABILITIES	3,965	4,017
COMMITMENTS AND CONTINGENCIES	-	-
	437,228	448,742
STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	12,021	12,021
Accumulated deficit	(85,557)	(88,937)
Other comprehensive income -
Loss on value of derivatives	(385)	-
Total stockholder's deficit	(73,920)	(76,915)
	$363,308	$371,827

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/2001	9/30/2000
REVENUES:
Membership services	$29,902	$32,517
Publications	12,118	12,625
Retail	61,582	60,871
	103,602	106,013

COSTS APPLICABLE TO REVENUES:
Membership services	18,974	21,363
Publications	8,485	8,510
Retail	42,279	40,917
	69,738	70,790

GROSS PROFIT	33,864	35,223

OPERATING EXPENSES:
Selling, general and administrative	20,990	22,156
Depreciation and amortization	4,100	4,188
	25,090	26,344

INCOME FROM OPERATIONS	8,774	8,879

NON-OPERATING ITEMS:
Interest expense, net	(6,096)	(7,000)
Other non-operating income, net	65	64
	(6,031)	(6,936)

INCOME BEFORE INCOME TAXES	2,743	1,943

INCOME TAX EXPENSE	(1,398)	(1,402)

NET INCOME	$1,345	$541

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2001	9/30/2000
REVENUES:
Membership services	$91,027	$92,258
Publications	39,541	40,992
Retail	177,209	174,494
	307,777	307,744

COSTS APPLICABLE TO REVENUES:
Membership services	55,147	59,751
Publications	28,939	28,463
Retail	120,000	115,983
	204,086	204,197

GROSS PROFIT	103,691	103,547

OPERATING EXPENSES:
Selling, general and administrative	65,260	64,794
Depreciation and amortization	12,421	12,701
	77,681	77,495

INCOME FROM OPERATIONS	26,010	26,052

NON-OPERATING ITEMS:
Interest expense, net	(19,091)	(21,010)
Other non-operating income, net	174	198
	(18,917)	(20,812)

INCOME BEFORE INCOME TAXES	7,093	5,240

INCOME TAX EXPENSE	(3,713)	(3,074)

NET INCOME	$3,380	$2,166

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2001	9/30/2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,380	$2,166
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) provision	(3)	1,444
Depreciation and amortization	12,421	12,701
Provision for losses on accounts receivable	1,400	1,200
Deferred compensation	-	550
Loss on disposal of property and equipment	8	34
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	2,565	(6,004)
Inventories	1,696	1,366
Prepaid expenses and other assets	(4,596)	(6,175)
Accounts payable	6,588	3,506
Accrued and other liabilities	(425)	976
Deferred revenues	4,205	7,116
Net cash provided by operating activities	27,239	18,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,191)	(8,063)
Proceeds from sale of property and equipment	3	49
Net changes in intangible assets	(877)	(6)
Loans receivable	(1,685)	(1,657)
Acquisitions, net of cash received	-	(2,215)
Net cash used in investing activities	(5,750)	(11,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	-	(5,750)
Borrowings on long-term debt	57,160	77,321
Principal payments of long-term debt	(79,427)	(79,150)
Net cash used in financing activities	(22,267)	(7,579)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(778)	(591)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,456	4,211

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,678	$3,620

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,533	$19,477
Income taxes	5,129	3,163

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

Shipping and Handling Fees and Costs -  For the interim quarters of 2000, net mail order shipping fees charged to customers were reported in selling, general and administrative expenses.  To conform with the Emerging Issues Task Force, Issue 2000-10 “Accounting for Shipping and Handling Fees and Costs,” revenues, costs applicable to revenues and selling, general and administrative expenses have been reclassified for these periods. The effect of such reclassification for the three months ended September 30, 2000 was an increase in revenues, costs applicable to revenues, and selling, general and administrative expenses of $1,627,000, $1,456,000 and $171,000, respectively.  The effect of such reclassification for the nine months ended September 30, 2000 was an increase in revenues, costs applicable to revenues, and selling, general and administrative expenses of $4,365,000, $3,949,000 and $416,000, respectively.

Accounting for Derivative Instruments and Hedging Activities - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative pre-tax reduction to OCI of $127,000 ($76,000 after-tax).  The Company uses derivative instruments to manage exposures to interest rate risks.  The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Business Combinations and Goodwill - SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, were recently issued.  The Company plans to adopt the standards effective January 1, 2002.  The statements, among other things, require the use of purchase accounting for business combinations, discontinues amortization of Goodwill, and requires an annual assessment of goodwill for impairment.  Other than the discontinuance of goodwill amortization, the most significant unknown effect of these standards is to determine if an impairment charge will be required upon adoption.  This determination will be made during the first quarter of 2002.

Accounting for Asset Retirement Obligations - SFAS No. 143 was issued in June 2001.  SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company plans to adopt this standard on January 1, 2003.  As the Company currently does not have any legal obligations associated with the retirement of long-lived assets within the scope of SFAS No. 143, the potential future impact statement is not known.

Accounting for the Impairment or Disposal of Long-Lived Assets - SFAS No. 144 was issued in August 2001.  This statement addresses financial accounting and reporting of long-lived assets and for long-lived assets to be disposed of.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company will adopt in this statement on January 1, 2002.  The Company is currently evaluating the impact of SFAS No.144.

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

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidation
QUARTER ENDED SEPTEMBER 30, 2001
Revenues from external customers	$29,902	$12,118	$61,582	$103,602
Segment operating profit	8,642	3,278	5,272	17,192

QUARTER ENDED SEPTEMBER 30, 2000
Revenues from external customers	$32,517	$12,625	$60,871	$106,013
Segment operating profit	8,570	3,718	5,765	18,053

	Membership Services	Publications	Retail	Consolidation
NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers	$91,027	$39,541	$177,209	$307,777
Segment operating profit	29,544	9,417	12,637	51,598

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers	$92,258	$40,992	$174,494	$307,744
Segment operating profit	26,359	10,862	15,821	53,042

The following is a summary of the reportable segment reconciliations to the Company’s consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/01	9/30/00	9/30/01	9/30/00
Income From Operations Before Depreciation and Amortization
Total profit for reportable segments	$17,192	$18,053	$51,598	$53,042
Unallocated G & A expense	(4,318)	(4,986)	(13,167)	(14,289)
Income from operations before depreciation and amortization	$12,874	$13,067	$38,431	$38,753

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) betwen periods:

	THREE MONTHS ENDED
	9/30/01	9/30/00	Inc/(Dec)
REVENUES:
Membership services	28.9%	30.7%	(8.0)%
Publications	11.7%	11.9%	(4.0)%
Retail	59.4%	57.4%	1.2%
	100.0%	100.0%	(2.3)%

COSTS APPLICABLE TO REVENUES:
Membership services	18.3%	20.2%	(11.2)%
Publications	8.2%	8.0%	(0.3)%
Retail	40.8%	38.6%	3.3%
	67.3%	66.8%	(1.5)%
GROSS PROFIT	32.7%	33.2%	(3.9)%

OPERATING EXPENSES:
Selling, general and administrative	20.2%	20.8%	(5.3)%
Depreciation and amortization	4.0%	4.0%	(2.1)%
	24.2%	24.8%	(4.8)%
INCOME FROM OPERATIONS	8.5%	8.4%	(1.2)%

NON-OPERATING ITEMS:
Interest expense, net	(6.0)%	(6.7)%	(12.9)%
Other non-operating income, net	0.1%	0.1%	1.6%
	(5.9)%	(6.6)%	(13.0)%
INCOME BEFORE INCOME TAXES	2.6%	1.8%	41.2%

INCOME TAX EXPENSE	(1.3)%	(1.3)%	(0.3)%

NET INCOME	1.3%	0.5%	148.6%

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

NINE MONTHS ENDED

	9/30/2001	9/30/2000	Inc/(Dec)
REVENUES:
Membership services	29.6%	30.0%	(1.3)%
Publications	12.8%	13.3%	(3.5)%
Retail	57.6%	56.7%	1.6%
	100.0%	100.0%	---

COSTS APPLICABLE TO REVENUES:
Membership services	17.9%	19.4%	(7.7)%
Publications	9.4%	9.2%	1.7%
Retail	39.0%	37.8%	3.5%
	66.3%	66.4%	(0.1)%

GROSS PROFIT	33.7%	33.6%	0.1%

OPERATING EXPENSES:
Selling, general and administrative	21.2%	21.0%	0.7%
Depreciation and amortization	4.0%	4.1%	(2.2)%
	25.2%	25.1%	0.2%

INCOME FROM OPERATIONS	8.5%	8.5%	(0.2)%

NON-OPERATING ITEMS:
Interest expense, net	(6.3)%	(6.9)%	(9.1)%
Other non-operating income, net	0.1%	0.1%	(12.1)%
	(6.2)%	(6.8)%	(9.1)%

INCOME BEFORE INCOME TAXES	2.3%	1.7%	35.4%

INCOME TAX EXPENSE	(1.2)%	(1.0)%	20.8%

NET INCOME	1.1%	0.7%	56.0%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001

Compared With Three Months Ended September 30, 2000

Revenues

Revenues of $103.6 million for the third quarter of 2001 decreased by approximately $2.4 million, or 2.3%, from the comparable period in 2000.

Membership services revenues of $29.9 million for the third quarter of 2001 decreased by approximately $2.6 million, or 8.0%, from the comparable period in 2000.  This revenue decrease was largely attributable to a $2.2 million reduction in member events revenue due to the timing of the second annual Great North American RV Rally, which occurred in March 2001 versus July 2000, a $1.0 million decrease in membership services revenue relating primarily to reduced enrollment in the Coast to Coast Club, partially offset by a $0.6 million increase in marketing fee income from the sale of RV financing products.

Publication revenue of $12.1 million for the third quarter of 2001 decreased by $0.5 million, or 4.0%, from the comparable period in 2000 largely due to reduced advertising revenue for the RV-related publications, and lower sales of the custom atlas and books in 2001, partially offset by an increase in revenue due to the extra issues of all-terrain vehicle titles published.

Retail revenue of $61.6 million increased $0.7 million, or 1.2%, over the third quarter of 2000.  This variance consisted of increased revenues of $0.4 million related to the sales of recreational vehicles, and a $0.3 million increase in Camping World merchandise sales.  The increase in merchandise sales resulted from a same store sales increase of 0.9%, or an aggregate $0.3 million increase in store merchandise sales and a $0.2 million increase in installation fees and other supplies and services revenue, partially offset by a $0.2 million reduction in mail order sales.

Costs Applicable to Revenues

Costs applicable to revenues totaled $69.7 million for the third quarter of 2001, a decrease of $1.1 million, or 1.5%, from the comparable period in 2000.

Membership services costs and expenses decreased by approximately $2.4 million, or 11.2%, to $19.0 million in the third quarter of 2001 compared to the same period in 2000.  This decrease was due to a $1.7 million decrease in membership services expenses, primarily associated with $0.7 million of prior period legal defense costs inconjunction with the Travel America, Inc., et al lawsuit dismissed in October of 2000 and $1.0 million of reduced marketing and program costs in the Coast to Coast Club, a $1.6 million decrease in costs attributable to the Great North American RV Rally, partially offset by a $0.6 million expense increase associated with the start-up of the Company’s television program, RVtoday and a $0.3 million increase in other program costs.

Publication costs and expenses of $8.5 million for the third quarter of 2001 remained unchanged overall compared to the third quarter of 2000.  Increased costs associated with the additional issues of the all-terrain vehicle titles were offset by decreases in costs for books and regional publications.

Retail costs applicable to revenues increased $1.4 million, or 3.3%, to $42.3 million due to a $0.5 million increase in costs associated with sales of recreational vehicles and a $0.9 million increase in retail costs which was primarily attributable to a 0.6% increase in merchandise sales.  The retail gross profit margin decreased to 31.3% for the third quarter in 2001 from 32.8% for the same period in 2000 primarily due to the lower margins realized on the sale of RV vehicles.

Operating Expenses

Selling, general and administrative expenses of $21.0 million for the third quarter of 2001 decreased $1.2 million compared to the third quarter of 2000 primarily due to a $0.6 million decrease in retail labor and selling expenses, an $0.8 million reduction in executive compensation, partially offset by $0.2 million of increased real property expenses.  Depreciation and amortization expenses of $4.1 million were relatively unchanged from the prior year.

Income from Operations

Income from operations for the third quarter of 2001 decreased by $0.1 million, or 1.2%, to $8.8 million compared to $8.9 million for the third quarter of 2000.  This decrease was due to reduced gross profit from the retail, publications, and membership services segments of $0.7 million, $0.5 million, and $0.2 million, respectively, predominately offset by decreased operating expenses of $1.3 million.

Non-Operating Items

Non-operating expenses were $6.0 million for the third quarter of 2001, compared to $6.9 million for the same period in 2000 primarily due to reduced interest expense as a result of lower interest rates applied to a lower outstanding debt balance.

Income Before Income Taxes

Income before income taxes in the third quarter of 2001 was $2.7 million compared to $1.9 million for the third quarter of 2000.  This $0.8 million increase from the prior period was principally due to the $0.1 million decrease in income from operations, combined with lower interest expense, as noted above.

Income Tax Expense

The Company recognized approximately $1.4 million of tax expense for the third quarter of 2001 and 2000.

Net Income

The net income in the third quarter of 2001 was $1.3 million compared to $0.5 million for the same period in 2000.

Nine Months Ended September 30, 2001

Compared With Nine Months Ended September 30, 2000

Revenues

Revenues of $307.8 million for the first nine months of 2001 remained unchanged from the comparable period in 2000.

Membership services revenues of $91.0 million for the first nine months of 2001 decreased by approximately $1.2 million, or 1.3%, from the comparable period in 2000.  This decrease was largely attributable to a $2.5 million reduction in Coast to Coast Club membership services revenue as a result of reduced enrollment, a $1.5 million decrease in marketing fee income recognized on sales of vehicle insurance products, partially offset by a $1.4 million increase in marketing fee income from the sale of RV financing products, and a $1.4 million increase in extended vehicle warranty program revenue.

Publication revenue of $39.5 million for the first nine months of 2001 decreased by $1.5 million, or 3.5%, from the comparable period in 2000 largely due to $2.8 million in reduced advertising revenue in the RV-related publications and reduced sales of single copy books, the cd-rom version of the Trailer Life Campground/ RV Park and Services Directory, and the 2001 custom atlas, partially offset by a $1.3 million increase from non-RV-related magazines, primarily due to additional issues of the all-terrain vehicle magazines.

Retail revenue of $177.2 million increased $2.7 million, or 1.6%, over the first nine months of 2000.  This variance consisted of increased revenues of $4.6 million related to the March 2000 asset acquisition of Camping World RV Sales, Inc. (“CWRV”), partially offset by a $1.9 million decrease in merchandise sales.  This decrease resulted from a same store sales decline of 1.9%, or an aggregate $2.0 million decrease in store merchandise sales, and a mail order sales decline of $0.4 million, partially offset by a $0.5 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $204.1 million for the first nine months of 2001, a decrease of $0.1 million, or 0.1%, over the comparable period in 2000.

Membership services costs and expenses decreased by approximately $4.6 million, or 7.7%, to $55.1 million in the first nine months of 2001 compared to $59.7 million in 2000.  This decrease is primarily associated with $1.9 million of prior period legal defense costs inconjunction with the Travel America, Inc., et al lawsuit dismissed in October of 2000 plus associated insurance reimbursements of $1.3 million in 2001, and $1.4 million of reduced marketing and program costs in the Coast to Coast Club.

Publication costs and expenses of $28.9 million for the first nine months of 2001 increased approximately $0.5 million, or 1.7%, compared to the first nine months of 2000.  This increase was primarily due to the additional issues of the all-terrain vehicle magazine titles, and two new motorcycle magazine titles, Woman Rider and Thunder Press South, partially offset by savings realized with the implementation of an in-house prepress production process, reduced paper costs, and reduced costs associated with lower single copy book sales.

Retail costs applicable to revenues of $120.0 million increased $4.0 million, or 3.5%, from the first nine months of 2000 due to a $4.3 million increase in cost of goods sold associated with the CWRV acquisition partially offset by a $0.3 million decrease attributable to the 1.1% decrease in merchandise sales.  The retail gross profit margin decreased to 32.3% for the first nine months of 2001 from 33.5% for the same period in 2000 primarily due to the lower margins realized on the sale of RV vehicles and increased shipping costs.

Operating Expenses

Selling, general and administrative expenses of $65.3 million for the first nine months of 2001 were $0.5 million over the first nine months of 2000 due to increased retail labor expenses of $0.8 million, increased retail real property expenses of $0.8 million, partially offset by a $1.1 million reduction in executive compensation.  Depreciation and amortization expenses of $12.4 million were $0.3 million less than the first nine months of 2000.

Income from Operations

Income from operations for the first nine months of 2001 remained unchanged from the prior year due to an increased gross profit from the membership services segment of $3.4 million, offset by reduced gross profit from the publications and retail segments of $1.9 million and $1.3 million, respectively, and increased operating expenses of $0.2 million.

Non-Operating Items

Non-operating expenses were $18.9 million for the first nine months of 2001, compared to $20.8 million for the same period in 2000 primarily due to reduced interest expense as a result of reduced interest rates applied to a lower outstanding debt balance.

Income Before Income Taxes

Income before income taxes in the first nine months of 2001 was approximately $7.1 million compared to $5.2 million for the same period in 2000.  This $1.9 million increase over the prior period was principally due lower interest expense as noted above.

Income Tax Expense

In the first nine months of 2001, the Company recognized a $3.7 million income tax expense compared to $3.1 million in the first nine months of 2000.

Net Income

The net income in the first nine months of 2001 was $3.4 million compared to $2.2 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI and Affinity Group Thrift Holding Corporation (“AGTHC”).  AGI and its subsidiaries provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 (“AGHI Senior Notes”).  On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility ("AGI Revolving Credit and Term Loan Facility") consisting of two term loans (“Term A” and ”Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million.  The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 2.125% to 4.125% over the stated rates.  As of September 30, 2001, the average interest rates on the term loans and revolving credit facility were 7.31% and 6.54%, respectively, and permitted borrowings under the undrawn revolving line were $27.8 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  The term loans have quarterly scheduled payments of $2.65 million in 2001.  The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2006, respectively.  The AGI Revolving Credit and Term Loan Facility is secured by virtually all the assets and a pledge of the stock of AGI.

Effective November 1, 1998, AGI entered into an interest rate floor and cap transaction agreement ("AGI Interest Rate Collar") at no cost.  The notional amount of the AGI Interest Rate Collar is $75.0 million with a cap rate of 6.0% and a floor rate of 5.585% over the three-month LIBOR index.  The floating rate is adjusted quarterly and was 3.68% at September 30, 2001.  This facility has a maturity date of November 1, 2001.  The AGI Interest Rate Collar protects the Company against a rise in the LIBOR base rate over 6.0% on $75.0 million of the AGI Revolving Credit and Term Loan Facility.

The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the management incentive agreements entered into in connection with the acquisition of Camping World in 1997.  Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness.  Effective December 31, 2000, the Company amended the AGI Revolving Credit and Term Loan Facility to modify certain of its restrictive covenants, principally minimum operating cash flow, as defined, and the total leverage covenant for 2001.  In addition, among other things, the Amendment provided for an interest rate increase on the revolver and term loans equal to 0.5% per annum and prohibits the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage is less than 4.75 to 1.  The Company generated $8.9 million of excess cash flow in 2000.  Under the terms of the Amendment, AGI prepaid in the first quarter of 2001, on a pro-rata basis, in inverse order of maturity, the term loans equal to 100% of the excess cash flow.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and payment of dividends, subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at September 30, 2001.

During the nine months of 2001, no payments under the terms of several phantom stock agreements were made.  Phantom stock payments of $0.4 million are scheduled to be made during the remainder of the calendar year.

Capital expenditures for the first nine months of 2001 totaled $3.2 million compared to capital expenditures of $8.1 million for the first nine months of 2000.  Capital expenditures are anticipated to total approximately $4.8 million for 2001, primarily for an enhanced catalog management system, web-site enrichment, continued development of club membership systems, and additional computer hardware and software upgrades.

On November 1, 2001, AGI entered into an agreement with AGRP Holding Corp., an affiliate of the Company, pursuant to which certain real estate properties owned by AGI or its subsidiaries will be sold at fair market value to AGRP Holding Corp. and leased back to AGI or its subsidiaries on long-term operating leases.  It is expected that the sale transaction will yield net proceeds of approximately $47.5 million, which AGI would apply to reduce the AGI Revolving Credit and Term Loan Facility.  Management is currently in negotiations with the lenders under the AGI Revolving Credit and Term Loan Facility to amend the terms of the facility as a result of such repayment, including revised financial covenants, and anticipates that the amendment will be entered into in connection with consummation of the sale and lease back transactions which are expected to close in the fourth quarter.

Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to satisfy the Company’s operating cash needs, debt obligations and capital requirements of its existing operations during the next twelve months.

PART II:  OTHER INFORMATION

Item 1 – 4	Not Applicable

Item 5:	See Exhibit 10.44 - Agreement and Escrow Instructions for Purchase of Real Estate by AGRP Holding Corp., dated November 1, 2001

Items 6.	Not Applicable

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/S/ Mark J. Boggess
Date: November 13, 2001	Mark J. Boggess Senior Vice President Chief Financial Officer