Form 10-K
period 2001-12-31
AFFINITY GROUP HOLDING INC
filed 2002-03-12
CIK 1038622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001    OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number     333-26389

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2922099
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Inverness Drive East	(303) 792-7284
Englewood, CO 80112
(Address of principal executive offices)	(Registrant’s telephone number including area code.)

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

YES   ☒    NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	March 11, 2002
Common stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE: Documents Referenced on Exhibit Index

PART I

ITEM 1: BUSINESS

General

Except where the context indicates otherwise, the term “Company”, or “AGHI” means Affinity Group Holding, Inc. and its predecessors and subsidiaries but excludes the operations of Affinity Insurance Group (“AINS”), and Affinity Bank (“AB”), which are classified as discontinued operations.

The Company is a member-based direct marketing organization with complementary retail outlets across the country.  The Company’s club members form a receptive audience to which it sells products, services, merchandise and publications targeted to the recreational interests of club members.  The Company’s three principal lines of business are (i) club memberships and related products, services and club magazines, (ii) specialty retail merchandise distributed primarily through retail supercenters, mail order catalogs and the Internet, and (iii) subscription magazines and other publications including directories.  The Company’s affinity groups are principally comprised of recreational vehicle owners, campers, outdoor recreationists and, to a lesser extent, golfers.  See Footnote 12 in the Notes to Consolidated Financial Statements for financial information about the Company’s segments.

At December 31, 2001, there were approximately 1.8 million dues paying members enrolled in the Company’s clubs, remaining level with 2000.  The paid circulation per issue of the Company’s general circulation magazines is estimated at approximately 851,000 with an aggregate readership estimated at 5.3 million at December 31, 2001.  The Company believes its club members have favorable demographic characteristics and comparatively high renewal rates.  Total revenues of the Company were $405.4 million for the year ended December 31, 2001, compared to $405.1 million for the year ended December 31, 2000, representing a 0.1% increase.

Business Strategy

The Company’s business strategy is to increase (i) the enrollment of its clubs through internal growth and acquisitions, (ii) the sales of its products and services to club members through improving its distribution channels and by developing and enhancing its product and service offerings, and (iii) the circulation of its publications by introducing new magazines and acquiring publications which are complementary to the Company’s recreational market niche.  The Company also seeks to realize operational efficiencies through the integration of acquired businesses.

Enhance Club Membership Enrollment

The Company seeks to increase the number of its club members through maximizing renewals by establishing an optimal mix of channels for soliciting new members and re-acquiring inactive members.  These channels include our Internet presence through RV.Net.  Management believes that the participation levels and renewal rates of club members reflect the benefits derived from membership.  In order to maintain high participation rates in its clubs, the Company continuously evaluates member satisfaction and actively responds to changing member preferences through the enhancement or introduction of new membership benefits including products and services.  The Company also uses alternative channels for acquiring club members.  This is achieved through the use of two separate call centers, promotion in the publication titles it owns, through the national network of Camping World Supercenters, mail order catalogs and the Internet.

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

Increase Sales of Products and Services

The Company seeks to increase the sale of its products and services due to their profitability and the favorable impact such programs have on club membership growth and retention.  Management continues to pursue the substantial opportunity which exists in marketing its clubs and ancillary products and services through the national network of Camping World supercenters and mail order catalogs.  This cross-club potential is exemplified by the significant percentage of Good Sam Club members which currently subscribe to one or more of the Company’s products and services, such as the emergency road service program and the extended vehicle warranty program.  Management also believes that the Good Sam Club members who are not currently President’s Club members represent a focused group of customers to which it will market Camping World’s RV accessory merchandise.  The Company regularly studies the feasibility of introducing new products and services.

Management also believes a substantial opportunity exists to expand the number of Camping World stores by developing retail partnerships with RV dealerships across North America.  By establishing Camping World stores alongside or within existing independent dealerships, an expanded number of customers are provided with access to the vast array of products and services available under the Affinity Group umbrella and traffic is increased for our dealer partners.

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

RV Industry

The use of recreational vehicles (“RVs”) and the demand for club memberships and related products and services may be influenced by a number of factors including general economic conditions, the availability and price of propane and gasoline, and the total number of RVs.  The Company believes that both the installed base of RVs and the type of RV owned (full service vehicles excluding van conversions) are the most important factors affecting the demand for its membership clubs, merchandise, products and services.  Based on the most recent survey conducted in 1997 by the National Survey of the RV Consumer of the University of Michigan (the “Survey”), the number of households owning RVs is projected to increase from 8.6 million in 1997 to approximately 9.7 million in 2005.  The Survey also indicates that the percentage of households owning RVs during this period will rise slightly from 9.8% to 10.2%.

According to the Survey, the average RV owner is 49 years old.  RV ownership also increases with age reaching its highest percentage level among those 55 to 64 years old.  Households in this age group are projected to increase from 12.7 million in 1997 to 17.3 million in 2005.  RV ownership also is concentrated in the western United States, an area in which the population growth rate is expected to be greater than the national average through 2005.  The Survey also indicates that RV ownership is associated with higher than average annual household income which among RV owners was approximately $47,000 per annum as compared to the national average of $37,000 per annum.

The average age and annual household income of the Company’s club members in 2001 were 57 years and $57,000, respectively, based on member survey data compiled by the Company.  The Company believes that the demographic profile of its typical club member, coupled with a demographic trend towards an aging population will have a favorable impact on RV ownership and the demand for club memberships and related products and services.

Membership Clubs

The Company operates the Good Sam Club, Coast to Coast Club, and Camping World’s President’s Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The membership clubs form a receptive audience to which the Company markets its products and services.

The following table sets forth the number of members at December 31, 2001, annual membership dues and average annual renewal rates during the period of 1997 to 2001 for each club:

Membership Club	Number of Members at December 31, 2001 (1)	Annual Fee (2)	Average Renewal Rate(3)
Good Sam Club	946,800	$12 — $25	70%

Coast to Coast Club	157,200	$80 — $90	74%

President’s Club	596,500	$15 — $20	69%

Golf Card Club	82,300	$65 — $75	63%

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

Beginning in 1992, the Company began selling lifetime memberships for the Good Sam Club.  As of December 31, 2001, the average price for a lifetime membership was $330 with 118,965 members registered.  Based on an actuarial analysis of the lifetime members, the Company expects the average length of a lifetime membership to be 18 years.

Good Sam Club

The Good Sam Club, founded in 1966, is a membership organization for owners of recreation vehicles.  The Good Sam Club is the largest RV club in North America with approximately 947,000 member families and over 1,900 local chapters as of December 31, 2001.  The average renewal rate for Good Sam Club members was approximately 70% during the period 1997 through 2001.  The Company has focused on selling higher margin multi-year memberships which, among other advantages, reduces the cost of membership renewal.  At December 31, 2001, the average length of time for participation in the Good Sam Club was almost 7 years with most club members purchasing annual memberships.

Membership fees range from $12 to $25, subject to the term and type (acquisition or renewal).  The benefits of club memberships include: discounts for overnight stays at 1,650 participating RV parks and campgrounds; discounts on the purchase of supplies and accessories for recreation vehicles at nearly 100RV service centers; a free annual subscription to Highways, the club’s regular news magazine; discounts on other Company publications; trip routing and mail-forwarding; and access to products and services developed for club members.  Based on typical usage patterns, the Company estimates that Good Sam Club members realize estimated annual savings from discounts of $157.

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

The following table lists the number of club members and RV parks and campgrounds from 1997 through 2001 at which discounts for members were available at December 31st of the respective year:

	Year Ended December 31
	2001	2000	1999	1998	1997
Number of Good Sam Members (1)	946,800	949,600	970,100	936,200	927,000

Lifetime members included above	119,000	114,800	109,900	102,800	82,900

Number of RV campgrounds offering discounts to Good Sam members	1,650	1,747	1,775	1,682	1,697

(1)  A member consists of a household.

Coast to Coast

The Coast to Coast Club operates the largest reciprocal use network of private RV resorts in North America.  The Company offers a series of membership benefits depending upon pricing and program type under the Coast to Coast name.  Members of Coast to Coast belong to a private RV resort owned and operated by parties unrelated to the Company.  Club members may use most of the participating resorts in the Coast to Coast network subject to availability.  At December 31, 2001, there were over 157,000 member families in the Coast to Coast Club.  Approximately 360 private RV resorts nationwide participated in the Coast to Coast reciprocal use programs as well as a network of 624 open to the public affiliated campgrounds.  These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins, park models, and condominiums.  For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sewer and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities.  The Company has established quality criteria for resorts to join and remain in the Coast to Coast networks.

For standard annual renewal dues from $79.95 for a single year membership to $189.95 for a multiple-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts, hotels and campgrounds; an annual subscription to Coast to Coast Magazine; the Coast to Coast Directory providing information on the participating resorts; discounts on other Company publications, access to discount travel services; trip routing; and access to products and services developed for club members.

The Company believes that resorts participating in the Coast to Coast networks view access to reciprocating member resorts as an incentive for their customers to join their resort.  Because a majority of members of Coast to Coast Club own RVs, access to participating resorts throughout North America can be an important complement to local resort membership.  During 2001, Coast to Coast members utilized approximately 750,000 nightly stays under the reciprocal use program.  Based on typical use patterns, the Company estimates that Coast to Coast members realize estimated annual savings from these discounts of over $200 from discounted overnight stay accommodations at participating resorts.  The average annual renewal rate for members of the Coast to Coast Club after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 74% during the period 1997 through 2001.

The following table sets forth the number of members in Coast to Coast Club and resorts participating in the reciprocal use program, and the number of public resorts extending discounts to Coast to Coast members at December 31st of the respective year:

	Year Ended December 31
	2001	2000	1999	1998	1997
Number of member families in Coast to Coast Club	157,200	178,100	194,600	229,900	241,500

Participating private resorts	360	360	400	369	387
Affiliated public resorts	624	590	529	571	441

Membership in the Coast to Coast Club declined 11.7% from 2000 to 2001, and 34.9% from 1997 to 2001.  The decreasing trend in membership is due to less affiliated parks which actively sell and market the club, which in turn curtails membership.  Three major resort systems that either experienced bankruptcy or left the Coast system in the past four years have directly impacted the Coast to Coast membership enrollment.

President’s Club

Camping World’s President’s Club program, which was established in 1986, has grown to 596,500 members.  President’s Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively.  The average life (including renewals) of a club membership is three years and approximately 80% of club members are enrolled for one year.  President’s Club members receive a 10% discount on the purchase of all of Camping World’s merchandise and installation fees and also receive special mailings, including newsletters and flyers offering selected products and services at special prices.

The following table lists the number of President’s Club members and number of retail stores at year-end for 1997 through 2001 for the respective year:

	Year Ended December 31
	2001	2000	1999	1998	1997
Camping World’s President’s Club Members	596,500	581,700	560,200	524,300	510,900

Number of stores (1)	30	30	30	29	27

(1)  Includes supercenters and one 1,800 square foot retail showroom located within the Bakersfield, California distribution center.

Golf Card Club

The Golf Card Club, founded in 1974, had approximately 82,300 members at December 31, 2001.  The major attraction for membership is the financial savings which members receive when playing at one of over 3,300 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership.  The Company believes that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America.  None of the participating golf courses are owned or operated by the Company.

Members of the Golf Card Club receive the following benefits:  (i) minimum of two rounds annually of free or discounted golf at over 3,300 affiliated golf courses, (ii) discounted vacation packages at 241 “Stay and Play” resorts, (iii) one-year National Car Rental Emerald Club membership, (iv) annual subscription to Golf Traveler magazine, published four times per year, and (v) Annual Directory of Affiliated Courses and Resorts, (vi) One-year Great American Traveler membership (hotel discount card), (vii) access to 135 local Grasshopper Clubs for tournament and social activities, (viii) opportunity to play in Member-Guest Tournaments, and (ix) chance to test (and keep) select golf products.

Daily-fee, semi-private and privately-owned golf courses participate in the Golf Card program.  The program is attractive to participating courses because it builds traffic and helps fill empty tee times during off-peak hours.  In addition, participating courses receive promotion of their golf course in Golf Traveler magazine, the Annual Directory, and the club website www.golfcard.com.  Members also purchase other merchandise or services when exercising their playing privileges.  In this manner, the Golf Card members tend to provide incremental revenue to the golf courses.  Based on surveys conducted by the Company, members realize savings on green fees, ranging from $150 to $250 annually, which significantly exceed the cost of membership.

The standard annual membership fee is $59 for a single membership and $99 for a double membership.  Multi-year memberships range from a single two-year for $129 to a five-year double of

$479.  The average renewal rate for Golf Card Club members at December 31, 2001 was approximately 63% for the period 1997 to 2001, with a renewal rate of 65% for 2001.

The following table lists the number of Golf Card members, participating golf courses and “Stay and Play” resorts at December 31st of each respective year:

	Year Ended December 31
	2001	2000	1999	1998	1997
Number of Members in the Golf Card Club (1)	82,300	93,900	93,600	111,000	134,400

Number of Participating Golf Courses	3,300	3,300	3,300	3,400	3,500

Number of “Stay and Play” Golf Resorts	241	251	264	300	305

(1)  A single membership counts as one member and a double membership as two members.

The decline in membership reflects increased competition from local discount programs and poor acquisition response rates.  During the past year, a new single price point and a new direct mail acquisition package were successfully tested and will be implemented during 2002.

Membership Products and Services

The Company’s 1.8 million club members form a receptive audience to which it sells products and services targeted to the recreational interests of its club members.  The Company promotes products and services which either address special needs arising in the activities of the club members or appeal generally to persons with the demographic characteristics of club members.  The two most established products are the emergency road service (“ERS”) and the vehicle insurance programs.  Most of the Company’s products and services are provided by third parties who pay the Company a marketing fee, with the exception of ERS where the Company assumes the risk of incurred claims.

Emergency Road Service  (ERS)

The Company promotes various road service products to its existing membership programs, as well as to non-club members.  The ERS products provide towing and roadside assistance for subscribers with annual dues ranging from $69.95 to $99.95.  The Company developed ERS initially for Good Sam Club members in 1984.  Currently 25% of the general Good Sam Club membership is enrolled in the Good Sam ERS program, up 1% from the prior year.  The Company believes it is important to target the diversified market niches with identifiable products that offer a range of benefits.  The Company currently markets these products through direct mail, advertising in publications, campground directories, space ads, Internet and telemarketing.

The table below sets forth the total enrollment in the various ERS programs as of December 31, for each year indicated:

	Year Ended December 31
	2001	2000	1999	1998	1997
ERS Enrollment	345,100	341,600	331,700	329,900	315,200

For the fourth year in a row, enrollment in the various ERS programs has grown through promotional and marketing efforts which have attracted new members and improved renewal rates.  Combined enrollment in the programs has increased 3,500 members or approximately 1% over 2000.

Vehicle Insurance Programs

The Company offers two vehicle insurance programs, Vehicle Insurance Program (“VIP”) and Motor Vehicle Program (“MVP”), to facilitate the availability of cost-effective collision and liability insurance suitable to the demographic characteristics and vehicle usage patterns of its various club members.  At December 31, 2001, the VIP program had approximately 190,800 members, which represented a 17.8% and 3.1% penetration, respectively, of the Good Sam Club and Coast to Coast clubs.  During the period 1997 to 2001, the average annual renewal rate of members participating in the VIP program was approximately 91.0%.

The Company acquired the Motor Vehicle Program (“MVP”) in conjunction with the acquisition of Camping World.  This program, marketed to President’s Club members, had 43,800 policies outstanding as of December 31, 2001.  The MVP policies generated $53.0 million of written premiums during 2001 from which the company recognized $2.5 million of marketing fee revenue.

The Company’s marketing fee is based on the amount of written premiums.  The insurance providers assume all claim risks.

The table below sets forth the total number of policies in force, the dollar amount of written premiums paid to insurance providers, and the marketing fees generated for each year indicated:

	Year Ended December 31
	2001	2000	1999	1998	1997
Total policies in force	234,600	231,200	235,100	246,500	258,600

Written premiums paid to insurance providers (millions)	$240.4	$231.3	$236.3	$252.9	$249.5

Marketing fees (millions)	$18.0	$19.2	$20.8	$16.5	$22.6

Management believes the increase in policies in force and premiums written for the period 2000 to 2001 reflects improved competitiveness from the insurance providers, as well as new product enhancements offered to existing and new policy holders.

Other Products and Services

Other products and services marketed to club members include credit cards, vehicle financing, supplemental health and life insurance, financial services and extended vehicle warranties.  Most of these services are provided to club members by third parties who pay the Company a marketing fee.

The RV financing program is administered by Ganis Credit Corporation (“Ganis”).  The number of Ganis RV loans to the Company’s club members increased by 80.1% from 2000 to 2001 primarily due to reduced interest rates.

During 1996, the Company introduced its extended vehicle warranty program.  The Company earned marketing fees of approximately $7.8 million in 2001, a 36.2% increase over 2000.  This program, which had 19,187 policies in force as of December 31, 2001, promotes the product through direct mail marketing channels, Company magazine print ads and retail kiosks in Camping World stores.

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

The following chart sets forth the circulation and frequency of the Company’s publications:

	2001		Number of Issues
Publication	Circulation		Published Each Year
PAID CIRCULATION MAGAZINES:
American Rider	58,607	(1)	8
ATV Sport	57,235	(1)	8
Bowhunting World	86,694	(1)	9
MotorHome	145,578	(1)	12
Rider	109,216	(1)	12
Snow Week	20,213	(1)	16
SnowGoer	68,167	(1)	6
Trailer Life	281,915	(1)	12
Watercraft World	23,365	(1)	9

CONTROLLED CIRCULATION— Business:
Archery Business	11,000	(2)	7
Campground Management	11,100	(2)	12
PowerSports Business	11,000	(2)	18
PowerSports Business Directory	6,204	(2)	3
RV Business	18,950	(2)	12

CONTROLLED CIRCULATION— Consumer:
ATV Magazine	236,175	(3)	4
Cruising Rider	107,331	(3)	5
PWC Magazine	260,080	(3)	4
Snowmobile	549,700	(3)	4
Woman Rider	40,000	(3)	2

FREE DISTRIBUTION:
Thunder Press— North	26,000	(4)	12
Thunder Press— East	15,000	(4)	12
Thunder Press— West	44,000	(4)	12
Woodall Specials	73,526	(4)(5)	1
Woodall’s Regional News Tabloids	147,408	(4)(5)	12

ANNUALS:
Trailer Life Campground/RV Park & Services Directory	300,000	(1)	1
Trailer Life’s RV Buyers Guide	116,000	(1)	1
World Snowmobile Association	91,184	(4)	1
Woodall Buyer’s Guide	74,500	(1)	1
Woodall Campground Directory	354,388	(1)	1
Woodall Tenting Directory	27,068	(1)	1
Woodall Go & Rent... Rent & Go	86,730	(4)	1

CLUB MAGAZINES:
Coast to Coast Magazine	167,221	(6)	8
Golf Traveler	88,833	(6)(7)	6
Highways	950,248	(6)	11
RV View	599,638	(6)	5

(1)  Paid circulation, may include supplemental qualified controlled

(2)  Trade publication distributed to industry-specific groups.

(3)  Qualified and limited paid.

(4)  Includes limited paid.

(5)  Distribution to RV outlets, including campgrounds and dealerships

(6)  Circulation is limited to club members and the price is included in the annual membership fee.

(7)  Only one magazine is issued when two members are from the same household.

Paid Circulation Magazines

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

MotorHome is a monthly periodical for owners and prospective buyers of motorhomes which has been published since 1968 with a paid circulation of approximately 146,000 in 2001.  MotorHome features articles on subjects such as product tests, travel and tourist attractions.

Rider is a monthly magazine for motorcycle touring enthusiasts and has been published since 1974.  Each issue focuses on motorcycles, personalities, technical subjects, travel notes and other features of interest to this recreational affinity group.

Snow Week is the central source of information for the competition and high–performance snowmobiling market segment. The publication provides timely, year–round stories on racing, performance enhancing products, technical assistance, new product introductions, and industry general information.

SnowGoer is designed for the sport’s highly active participants and provides detailed equipment and product critiques and maintenance tips.

Trailer Life, initially published in 1941, is the leading consumer magazine for the RV industry with a paid circulation of approximately 282,000 in 2001.  Trailer Life features articles on subjects including product tests, travel and tourist attractions.

Watercraft World is targeted to avid personal watercraft enthusiasts and provides detailed critiques of watercraft, in–depth gear and accessory evaluations, technical tips and racing information.

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

Powersports Directories represent supplier directories for each of the ATV, snowmobile and watercraft markets.  These directories feature hundreds of manufacturers and suppliers of parts, services, apparel and much more- complete with detailed company information.

RV Business is the leading trade magazine covering industry news and trends for RV dealers,

manufacturers, suppliers, associations and others.

Controlled Circulation Magazines- Consumer

ATV Magazine’s first issue was published in October 1995. The publication is designed to reach large numbers of active ATV owners with comprehensive product information during the peak periods when equipment is purchased.  ATV Sport magazine debuted in 1998.

Cruising Rider was introduced in March 1998 and targets cruiser motorcycle owners and buyers.

PWC Magazine is the complete guide for the personal watercraft owner and provides reviews of personal watercraft, gear and accessories as well as information on maintenance procedures, safety tips and travel destinations. PWC Magazine was first published in January 1995.

Snowmobile magazine delivers broad–based editorial and snowmobile–related information to its audience of active snowmobile enthusiasts.  The publication includes reviews of new machines, clothing and accessories, and articles on responsible riding practices, snowmobiling vacation destinations and special events, and serves as the front–end medium for all snowmobile–related product promotions.

Woman Rider was introduced in 2000 and filled an important void in motorcycle publications.  Readers learn about new products from the female point of view and discover more about the lifestyle of motorcycling.

Free Distribution Publications

Thunder Press newspapers are published monthly in three separate editions to reach the country’s motorcycling public.  Thunder press is available primarily through motorcycle dealers.  This tell-it-like-it-is magazine is designed for the ultra-active motorcycle enthusiast who feels passionate about the lifestyle.

Woodall’s Specials are annual publications geared around specific events, such as the beginning of the camping season and the beginning of the snowbird season.  The editorial content is aimed at season events and the ads are largely from regional RV dealers who are having sales specials.

Woodall’s Regional News Tabloids publications are designed to appeal to the prospective or first-time RV owner. Stories in these publications cover area campgrounds and RV dealerships, as well as new vehicles on the market and new products within the industry. The publications are primarily distributed at campgrounds and RV parks, as well as at RV shows and state welcome centers.

Annual Publications

Trailer Life Campground/ RV Park & Services Directory, initially published in 1972, is an annually updated directory which provides information on and ratings for approximately 12,250 public and private campgrounds, and 1,330 RV service centers, including over 900tourist attractions in North America along with color maps of the areas covered.  In 2001, approximately 300,000 directories were distributed.  The publication features Good Sam Parks that offer discounts on overnight camping fees for the Company’s club members.  This directory is sold by direct mail to Good Sam Club members, at RV dealerships and in bookstores.  In 2000, the Company began issuing a version of the directory on cd-rom.

World Snowmobile Association (“WSA”) Snowcross Yearbook is mailed to the subscribers of Snow Goer and Snow Week magazines and is available at WSA racing events across the country.

Snowmobile racing enthusiasts depend on this yearbook for information on upcoming events.

Woodall Campground Directory, initially published in 1948, is an annual consumer directory offered in both national and regional editions.  In 2001, approximately 354,000 directories were distributed.  The Woodall directory is primarily distributed through book stores.

Woodall Tenting Directory is an annual directory providing information on both government and privately-owned campgrounds and the outdoor activities and attractions that are available near them.  In 2001, approximately 27,000 directories were distributed, primarily through newsstands.

Woodall Go & Rent… Rent & Go is an annual catalog providing information on where to find on-site lodging and cabin rentals at RV Parks & Campgrounds and “Over-the-Road” RV Rentals, as well as fully equipped campsites throughout the U.S.A. and Canada.  This book features “turn-key” camping experiences for those who want to try camping, rent a cabin, or a fully-equipped campsite.  In 2001, approximately 87,000 catalogs were distributed.

Club or Trade Magazines and Books

Each of the Company’s membership clubs has its own publication which provides information on club activities and events, feature stories and other articles.  The Company publishes Highways for the Good Sam Club, Coast to Coast Magazine for the Coast to Coast clubs, The Golf Traveler for the Golf Card Club, and RV View for Camping World’s President’s Club.  The Company also periodically publishes books targeted for its club membership which address the RV lifestyle.

Retail

Camping World is a national specialty retailer of merchandise and services for RV owners.  The 29 Camping World retail supercenters, which are located in 18 states, accounted for approximately 66% of the merchandise revenues for the year ended December 31, 2001 while approximately 25% were derived from catalog and Internet sales and approximately 9% were derived from fees or non-merchandise revenues.

The Company believes that Camping World’s leading position in the RV accessory industry results from a high level of name recognition, an effective triple channel distribution strategy (store, catalog, and Internet), and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation.  Camping World’s supercenters offer over 8,000 SKUs, approximately 80% of which are not regularly available in general merchandise stores.  In addition, general merchandise stores do not provide installation or repair services for RV products, which are available at Camping World’s supercenters.  Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, folding boats, chairs, ladders, cleaning and maintenance, bicycles, hitch-towing, sanitation, automotive electronics and lifestyle products.  Further, kiosks have been installed at numerous locations to market such products and services as vehicle insurance, extended warranty and emergency road service.  Camping World supercenters are strategically located in areas where many RV owners live or in proximity to destinations frequented by RV users.  Camping World’s supercenters are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation services.

Camping World sources its products from approximately 800 vendors.  Camping World attends regional, national and international trade shows to determine the products it will offer.  The purchasing activities of Camping World are focused on RV parts and accessories, electronics, housewares, hardware, automotive, crafts, clothing, home furnishings, gifts, camping and sporting goods.  Camping World has developed an automated “plan-o-gram” system to provide merchandising plans to each supercenter and a minimum/maximum inventory system for its operations to improve fulfillment rates on key items.  Camping World believes that the volume of merchandise it purchases and its ability to buy direct from manufacturers together with the utilization of its transportation fleet and contract carriers enables Camping World to obtain merchandise at costs which compare favorably to local RV dealers and retailers.  Camping World does not enter into material long-term contracts or commitments with its vendors.

Mail Order Operations and Internet

Camping World initiated its catalog operations in 1967.  Camping World currently has a proprietary mailing list of approximately 2.5 million RV owners, all of whom have made a purchase or requested a catalog from Camping World within the prior 60 months.  Camping World maintains a database of these names, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased.  Camping World analyzes its database to determine those customers most likely to order from Camping World’s catalogs.  As a result, Camping World is able to target catalog mailings more effectively than direct marketers of catalogs offering general merchandise.  Camping World continually expands its proprietary mailing list through in-store subscriptions and requests for catalogs in response to advertisements in regional publications directed to RV owners.  In addition, Camping World rents mailing lists of RV owners from third parties.

In 2001 Camping World implemented a new integrated catalog management system into our existing accounting, merchandising and warehouse management systems.  This project was substantially complete on January 1, 2002.  Benefits from this system include a more user-friendly environment providing operational cost and customer satisfaction improvements.

During 2001, Camping World distributed 12.4 million catalogs, of which 10.4 million were mailed in 14 separate mailings, and the remaining 2.0 million catalogs were distributed in supercenters, at campgrounds, and as package inserts.  In 2001, Camping World processed approximately 503,000 catalog orders at an average net order size of $93, excluding postage and handling charges.  Camping World distributes eight high-quality, full-color catalogs each year: the master, a spring, fall, holiday, two sale editions and two prospecting catalogs.  Camping World also distributes specialty catalogs directed to targeted customers in order to develop market niches.

The Company maintains twenty-six Internet web sites, which are accessible through “RV.net,” and are experiencing significant growth.  In 2000, the Company’s club operations commenced a low-cost marketing strategy, e-mail membership acquisition campaigns.  Members added under these new programs represented approximately 6.3% of all new members.   E-mail acquisition campaigns and Internet online revenues total approximately $10.2 million in 2001.

Marketing

Marketing of club memberships and related products and services is through direct mail, e-mail, inserts, ride-alongs, space advertisements, promotional events and telemarketing.  Direct response marketing efforts account for approximately 64% of new enrollments with the remaining 36% derived from other sources.  The Company uses a variety of commercially available mailing lists of RV owners in its direct mail efforts.  Currently, the most widely used list databases are provided by three commercial list compilers, and direct response lists are from RV industry participants, RV consumer surveys, and proprietary in-house lists.

The Publications segment solicits advertisements through its internal sales force and by paying commissions to advertising agencies and independent contractors who place advertisements.  Many advertisers are repeat customers with whom the Company has long standing relationships.

The Merchandise segment solicits customers through mail order catalogs, direct mail retail flyers, advertisements in national and regional industry publications, vendor co-op advertising programs, promotional events, President’s Club direct mailings and personal solicitations and referrals. Camping World’s principal marketing strategy is to capitalize on its broad name recognition among RV owners.

The Internet is proving to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales.  The Company’s twenty-six web pages, which are accessible through “RV.net,” are experiencing tremendous growth.  E-mail acquisition campaigns and Internet online revenues totaled approximately $10.2 million in 2001, up 57% or $6.5 million from 2000.  In addition, e-commerce page views increased 45% to 16.0 million in 2001 versus 11.0 million in 2000.

Operations

Member Services and Publications

The Company’s customer service operations are located in Denver, Colorado and Bowling Green, Kentucky.  The primary focus of these groups is to manage the customers’ expectations and relationship with the organization. Approximately fifty percent of the calls into these centers originate from the marketing efforts of catalog mailings, membership acquisition, membership renewals and associated ancillary products and events.  All such efforts use toll-free numbers as a response mechanism.

The Company’s Information Technology group has developed a browsers-based tool that enables the contact centers to have a single view of a customer’s involvement across the Company’s multiple products and services.  This tool has made it possible to route calls that arrive when the Denver center is closed to the Bowling Green center that operates 24 hours a day, seven days a week.  The 2002 implementation of this system is expected to yield improved customer satisfaction and increased revenues at a lower cost.

Camping World’s catalog and Internet operations, located at its headquarters in Bowling Green, Kentucky, are supported by the customer contact center in the same location.  Orders are usually processed and shipped within 24 hours of receipt.  On average, these member service operations process approximately 7,300 telephone calls daily.

Fulfillment operations involve the processing of orders and checks principally received by mail.  Certain fulfillment operations are performed by third parties.  The Company’s publication operations develop the layout for publications and outsource printing to third parties.

Retail

Camping World’s supercenters generally range in size from approximately 12,000 to 59,000 square feet.  Approximately 40% of each supercenter is devoted to a retail sales floor, a customer service area, and a technical information counter; 40% is comprised of the installation facility which contains 4 to 16 drive-through installation bays; and 20% is allocated to office and warehouse space.  Large parking areas provide sufficient space and facilitate maneuvering of RVs.  By combining broad product selection, technical assistance and installation and repair services, Camping World’s supercenters provide one-stop shopping for RV owners.  Camping World maintains toll-free telephone numbers for customers to schedule installation and repair appointments.  All supercenters are open seven days a week.

Camping World intends to continue the controlled, limited expansion of its supercenter store network while at the same time develop dealer partnerships across North America by establishing Camping World stores alongside or within existing, independent dealerships.  This marketing strategy will provide an expanded number of customers with access to the vast array of products and services that the Company offers and generate traffic for our dealer partners by marketing locally, regionally and nationally its extensive parts and accessories business.

Information Support Services

The Company utilizes integrated computer systems to support its membership club and publishing operations.  Comprehensive information on each member, including a profile of the purchasing activities of members, is available to customer service representatives when responding to member requests, and when sales representatives market the Company’s products and services.  The Company employs publishing software for publication makeup and content and for advertising to support its publications operations.  A wide-area network facilitates communication within and between the Company’s offices.  The Company also utilizes information technology, including list segmentation and merge and purge programs, to select prospects for direct mail solicitations and other direct marketing efforts.

Camping World’s management information systems and electronic data processing systems consist of an extensive range of retail, mail order, financial and merchandising systems, including purchasing, inventory distribution and control, sales reporting, accounts payable and merchandise management.  Camping World’s management information system includes point-of-sale registers that are equipped with bar code readers in each supercenter.  These registers are polled nightly by a central computer.  With this point-of-sale information and the information from Camping World’s on-line distribution centers, Camping World compiles comprehensive data, including detailed sales volume and inventory information by product, merchandise transfers and receipts, special orders, supply orders and returns of product purchases to vendors.  In conjunction with its nightly polling, Camping World’s central computer sends price changes to registers at the point of sale.  The registers capture President’s Club member numbers and associated sales and references to specific promotional campaigns.  Management monitors the performance of each supercenter and mail order operation to evaluate inventory levels, determine markdowns and analyze gross profit margins by product.

Camping World’s catalog operations also utilize a computerized management system allowing on-line desktop access to information which previously required manual retrieval.  Screen prompts which provide product, promotional, and revenue potential information have allowed Camping World to maintain high service levels during seasonal sales peaks.  The installation of an automatic call distribution switch with scheduling software has facilitated more effective management of customer inquiries and reduced set-up time for call processing.

Regulation

The Company’s operations are subject to varying degrees of federal, state and local regulation.  Specifically, the Company’s outbound telemarketing, direct mail, and emergency road service programs, as well as certain services provided by third parties, including insurance, RV Financing, and extended warranty, are currently subject to certain regulation and may be subjected to increased scrutiny in the future.  The Company does not believe that such federal, state and local regulations currently have a material impact on its operations.  However, new regulatory efforts impacting the Company’s operations may be proposed from time to time in the future at the federal, state and local level.  There can be no assurance that such regulatory efforts will not have a material adverse effect on the Company’s ability to operate its businesses or on its results of operations.

Competition

In general, the Company’s membership clubs, retail and catalog operations and publications compete with numerous organizations in the recreation industry for disposable income spent on leisure activities.  By offering significant membership benefits at a reasonable cost and actively marketing to club members, the Company believes that it has been able to maintain a loyal following for its membership organizations as evidenced by such clubs’ high renewal rates.  The products and services marketed by the Company compete with similar products and services offered by other providers.  However, management believes that it is able to use the large volume of purchases by its club members to secure attractive pricing for the products and services marketed by the Company.

Employees

As of December 31, 2001, the Company had 1,378 full-time and 136 part-time or seasonal employees, including 7 executives, 897 employees in retail operations, 364 employees in administrative and club operations, 187 employees in publishing and advertising sales, 12 employees in resort services and 47 employees in marketing.  No employees are covered by a collective bargaining agreement.  The Company believes that its employee relations are good.

Trademarks and Copyrights

The Company owns a variety of registered trademarks and service marks for the names of its clubs, magazines and other publications.  The Company also owns the copyrights to certain articles in its publications.  The Company believes that its trademark and copyrights have significant value and are important to its marketing efforts.

ITEM 2:  PROPERTIES

The table below sets forth certain information concerning the Company’s properties.  The leased properties generally provide for fixed monthly rentals with annual escalation clauses.

	Square Feet	Acres	Owned/ Leased	Lease Expiration
Corporate Headquarters:
Ventura, CA	74,100		Leased	2029
Other Office Facilities:
Denver, Colorado (for its customer service, warehousing fulfillment, and information system functions).	60,000		Leased	2029
Bowling Green, Kentucky (for its retail administrative headquarters and mail order operations).	31,278		Leased	2029
Bowling Green Headquarters Annex	4,100		Leased	2003
Seattle, Washington	912		Leased	2002
Elkhart, Indiana	4,076		Leased	2002
Maple Grove, Minnesota	17,496		Leased	2005
Distribution Centers:
Bowling Green, Kentucky	104,000	6.780	Leased	2010
Bakersfield, California (includes an 1,800 square foot retail showroom)	85,747	14.827	Leased	2027
Camping World Supercenter Locations:
Tucson, AZ	12,145	2.000	Leased	2018
Mesa, AZ	27,500	3.140	Leased	2010
La Mirada, CA	33,479	5.501	Leased	2027
San Marcos, CA	25,522	2.212	Leased	2027
Fairfield, CA	43,434	3.780	Leased	2020
Rocklin, CA	29,085	4.647	Leased	2037
San Bernardino, CA	18,126	1.665	Leased	2012
San Martin, CA	29,486	5.000	Leased	2023
Valencia, CA	64,410	9.231	Leased	2027
Denver, CO	27,085	4.132	Leased	2037
Ft. Myers, FL	22,886	4.217	Leased	2012
Kissimmee, FL	58,382	6.043	Leased	2027
Tampa, FL	40,334	3.711	Leased	2026
Bolingbrook, IL	25,126	5.299	Leased	2035
Bowling Green, KY	37,615	2.750	Leased	2027
Belleville, MI	44,248	7.260	Leased	2027
Rogers, MN	24,700	6.303	Leased	2025
Bridgeport, NJ	24,581	6.920	Leased	2031
Henderson, NV	25,850	4.400	Leased	2025
Brunswick, OH	23,233	4.087	Leased	2038
Wilsonville, OR	32,850	4.653	Leased	2016
Myrtle Beach, SC	38,962	5.410	Leased	2027
Nashville, TN	34,478	3.238	Leased	2027
Denton, TX	22,984	6.887	Leased	2037
New Braunfels, TX	43,397	19.100	Leased	2035
Mission, TX	23,094	3.430	Leased	2015
Draper, UT	27,675	8.031	Leased	2026
Manassas, VA	16,348	1.880	Leased	2018
Fife, WA	35,659	5.840	Leased	2032

The Company also leases a body shop of 10,500 square feet on approximately 0.7 acres in Denver, Colorado, a body shop of 12,000 square feet on approximately 1.9 acres in Bellville, Michigan and other miscellaneous office equipment.  In addition, the Company owns 12.439 acres of unimproved land adjacent to the New Braunfels, Texas Camping World Supercenter.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation arising in the normal course of business operations.  None of such current litigation is expected, individually or in the aggregate, to have a material adverse effect on the Company.

In January 1998, certain of the Company’s subsidiaries were sued in California state court in connection with the termination by Camp Coast to Coast, Inc. of the participation by the plaintiffs in the Camp Coast to Coast reciprocal use program for RV resorts.  In October 2000, the trial court entered judgment in favor of the Company’s subsidiaries and subsequently awarded them a total of $3.88 million for their legal fees and costs.  The plaintiffs have appealed the judgment in favor of the Company’s subsidiaries as well as the award of attorney fees.  Both appeals are currently pending.

ITEM 4:  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not Applicable

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data of the Company for each of the five years ended December 31 are derived from the audited consolidated financial statements of the Company.  The selected financial data of the Company should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the notes thereto included elsewhere herein.

	Years Ended December 31,
	(dollars in thousands)
Statement of Operations Data:	2001	2000	1999	1998	1997
REVENUES:
Membership services	$119,958	$121,393	$120,410	$116,325	$114,175
Publications	65,150	68,519	61,554	60,354	53,891
Retail	220,264	215,160	204,732	186,835	136,367
	405,372	405,072	386,696	363,514	304,433

COSTS APPLICABLE TO REVENUES:
Membership services	72,944	77,625	73,283	71,460	62,607
Publications	46,175	46,298	40,915	42,703	36,554
Retail	148,244	143,018	135,510	125,298	93,419
	267,363	266,941	249,708	239,461	192,580

GROSS PROFIT	138,009	138,131	136,988	124,053	111,853

OPERATING EXPENSES:
Selling, general and administrative	86,050	85,513	80,670	73,227	57,808
Depreciation and amortization	16,404	16,885	16,216	14,868	13,859
	102,454	102,398	96,886	88,095	71,667

INCOME FROM OPERATIONS	35,555	35,733	40,102	35,958	40,186

NON-OPERATING ITEMS:
Interest expense, net	(24,234)	(27,735)	(28,543)	(31,823)	(27,825)
Other non-operating (expense) income, net	(6,574)	5	(1,215)	2,501	232
	(30,808)	(27,730)	(29,758)	(29,322)	(27,593)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,747	8,003	10,344	6,636	12,593

INCOME TAX EXPENSE	(4,137)	(4,700)	(5,641)	(4,422)	(7,114)
INCOME FROM CONTINUING OPERATIONS	610	3,303	4,703	2,214	5,479
DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations, net of applicable income taxes	—	—	1,018	(1,935)	(1,424)
Gain (loss) on disposal, net of applicable income taxes	—	—	757	(54)	(294)
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	610	3,303	6,478	225	3,761

EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of applicable current income tax benefit	(44)	—	—	(5,135)	(239)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR START-UP COSTS, net of applicable current income tax benefit	—	—	—	(124)	—
NET INCOME (LOSS)	$566	$3,303	$6,478	$(5,034)	$3,522

	December 31,
	(dollars in thousands)
Balance Sheet Data (at period end):	2001	2000	1999	1998	1997
Working capital (deficiency) (1)	$(55,585)	$(51,796)	$(47,010)	$(42,111)	$(40,417)
Total assets	318,640	371,827	377,267	496,169	388,265
Deferred revenues and gains (2)	96,162	89,968	90,610	88,671	79,057
Total debt	228,316	285,486	293,558	305,467	294,361
Total stockholder’s deficit	(76,349)	(76,915)	(74,468)	(80,946)	(75,912)

(1) Restated to give effect to the reclassifications of NAFE, AINS and AB as discontinued operations.  Excludes net current assets or (liabilities) of discontinued operations in the amount of ($129,596) and ($32,237) for 1998 and 1997 respectively.

(2) Deferred revenues represent cash received by the Company in advance of the recognition of revenues in accordance with generally accepted accounting principles.  Deferred revenues primarily reflect club membership dues, annual ERS fees, advances on third party credit card fee revenues and publication subscriptions.  These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 18 months.  The deferred revenue balance for 2001 also includes a $12.0 million deferred gain from the real estate sale-leaseback transactions which occurred in December 2001.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth the components of the statements of operations for the years ended December 31, 2001, 2000, and 1999 as a percentage of total revenues, and the comparison of those components from period to period.  The following discussion is based on the Company’s Consolidated Financial Statements included elsewhere herein.  The Company’s revenues are derived principally from membership services, including club membership dues and marketing fees paid to the Company for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales.  The Company acquired Affinity Bank (“AB”) in 1995, and sold it in the fourth quarter of 1999.  The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion below excludes the operations of AB, since it has been classified as discontinued operations.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

TABLE FOR PERCENTAGE COMPARISONS OF TOTAL REVENUES

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Percentage of Total Revenue			Percentage Increase/ (Decrease)
				Year 2001	Year 2000
	2001	2000	1999	over 2000	over 1999
REVENUES:
Membership services	29.6%	30.0%	31.1%	(1.2)%	0.8%
Publications	16.1%	16.9%	15.9%	(4.9)%	11.3%
Retail	54.3%	53.1%	53.0%	2.4%	5.1%
	100.0%	100.0%	100.0%	0.1%	4.8%

COSTS APPLICABLE TO REVENUES:
Membership services	18.0%	19.2%	19.0%	(6.0)%	5.9%
Publications	11.4%	11.4%	10.6%	(0.3)%	13.2%
Retail	36.6%	35.3%	35.0%	3.7%	5.5%
	66.0%	65.9%	64.6%	0.2%	6.9%

GROSS PROFIT	34.0%	34.1%	35.4%	(0.1)%	0.8%

OPERATING EXPENSES:
Selling, general and administrative	21.2%	21.1%	20.8%	0.6%	6.0%
Depreciation and amortization	4.0%	4.2%	4.2%	(2.8)%	4.1%
	25.2%	25.3%	25.0%	0.1%	5.7%

INCOME FROM OPERATIONS	8.8%	8.8%	10.4%	(0.5)%	(10.9)%

NON-OPERATING ITEMS:
Interest expense, net	(6.0)%	(6.8)%	(7.4)%	(12.6)%	(2.8)%
Other non-operating (expense) income, net	(1.6)%	—	(0.3)%	100.0%	100.4%
	(7.6)%	(6.8)%	(7.7)%	11.1%	(6.8)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	1.2%	2.0%	2.7%	(40.7)%	(22.6)%
INCOME TAX EXPENSE	(1.0)%	(1.2)%	(1.5)%	(12.0)%	(16.7)%

INCOME FROM CONTINUING OPERATIONS	0.2%	0.8%	1.2%	(81.5)%	(29.8)%
DISCONTINUED OPERATIONS:
Gain from discontinued operations, net of applicable income taxes	—	—	0.3%	—	(100.0)%
Gain on disposal, net of applicable income taxes	—	—	0.2%	—	(100.0)%
INCOME BEFORE EXTRAORDINARY ITEM	0.2%	0.8%	1.7%	(81.5)%	(49.0)%

EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of applicable current income tax benefit	(0.1)%	—	—	—	—
NET INCOME	0.1%	0.8%	1.7%	(82.9)%	(49.0)%

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Revenues

Revenues of $405.4 million for 2001 increased by approximately $0.3 million or 0.1% from the comparable period in 2000.

Membership services revenues for 2001 of $120.0 million decreased by approximately $1.4 million or 1.2% compared to $121.4 million for 2000.  This revenue decrease is largely attributable to a $3.6 million reduction in Coast to Coast Club membership revenue, a $1.4 million decrease in marketing fee income recognized on sales of vehicle insurance products, and $0.8 million in reduced member events revenue.  These reductions were partially offset by a $2.0 million increase in extended vehicle warranty program revenue, a $1.7 million increase in marketing fee income from the sale of RV financing products and a $0.7 million increase in advertising revenue from the new RVtoday television program.

Publications revenues for 2001 of $65.1 million decreased by $3.4 million or 4.9% from $68.5 million for 2000.  This decrease is attributable to a $1.8 million reduction in advertising revenue associated with the recreational vehicle magazines, a $1.0 million reduction in annual directory and related product sales, and a $0.6 million reduction in single-copy book sales.

Retail revenue for 2001 of $220.3 million increased $5.1 million or 2.4% over 2000.  This increase consisted of revenues of $4.7 million related to the March 2000 asset acquisition of Camping World RV Sales, Inc. (“CWRV”) and a $0.4 million increase in Camping World merchandise sales.  The increase in Camping World merchandise sales is attributable to a $1.0 million revenue increase for installation fees, service work and supply sales, offset by a $0.3 million decrease in mail order revenue and a $0.3 million or 0.3% decrease in same store sales over 2000.

Costs Applicable to Revenues

Costs applicable to revenues totaled $267.4 million in 2001, an increase of $0.4 million or 0.2% over 2000.

Membership services costs and expenses decreased by approximately $4.7 million or 6.0% to $72.9 million for 2001 compared to $77.6 million in 2000.  This decrease was primarily associated with $2.1 million of legal defense costs recognized in 2000 in conjunction with the Travel America, Inc., et al lawsuit dismissed in October 2000, plus associated insurance reimbursements of $1.5 million in 2001, and $1.8 million of reduced marketing and program costs in the Coast to Coast Club.  In addition, emergency road service claims costs decreased $0.7 million, President’s Club and kiosk expenses decreased $0.5 million, member events expenses decreased $0.5 million, and overhead expenses declined $0.3 million, partially offset by a $1.6 million expense increase associated with the commencement of the RVtoday television program and $1.1 million increase in administration and marketing costs associated with the extended vehicle warranty program.

Publication costs and expenses of $46.2 million for 2001 decreased $0.1 million or 0.3% compared to 2000.  This decrease was primarily due to $0.3 million of savings realized with the implementation of an in-house prepress production process and reduced paper costs, and $0.6 million of reduced costs associated with lower single copy book sales, partially offset by an $0.8 million increase in annual directory production, marketing and overhead expenses.

Retail costs applicable to revenues increased $5.2 million or 3.7% to $148.2 million due to a $4.3 million expense increase associated with CWRV, and a $0.9 million increase in merchandise costs which was primarily attributable to the 0.2% increase in merchandise sales and a slight decrease in merchandise gross profit margin.  The retail gross profit margin decreased by $0.1 million, to 32.7% in 2001 from 33.5% in 2000 primarily due to the lower margins realized on the sale of RV vehicles in addition to increased shipping costs associated with merchandise sales.

Operating Expenses

Selling, general and administrative expenses of $86.1 million for 2001 were $0.5 million or 0.6% over 2000.  This increase was the result of a $1.2 million increase in retail lease expenses as a result of the sale-leaseback transactions that occurred in December 2000, partially offset by reduced retail selling, general and administrative expenses of $0.7 million.  Depreciation and amortization expenses of $16.4 million were $0.5 million lower than in 2000.  This variance was principally associated with reduced depreciation expense attributable to reduced capital expenditures over the past two years.

Income from Operations

Income from operations of $35.5 million for 2001 decreased by $0.2 million or 0.5% compared to 2000. Reduced gross profit for the publications operations and retail operations of $3.2 million and $0.1 million, respectively, and reduced operating expenses of $0.1 million were partially offset by increased gross profit from membership services of $3.2 million.

Non-Operating Items

Net non-operating items for 2001 were $30.8 million compared to approximately $27.7 million for 2000.  This $3.1 million increase was primarily the result of a $6.0 million net loss recorded on the sale of real estate related to the sale-leaseback transactions that occurred in December 2001, partially offset by a $3.5 million reduction in net interest expense as a result of lower interest rates applied to a lower average outstanding debt balance.

Income from Continuing Operations Before Income Taxes and Extraordinary Item

Income from continuing operations before income taxes and extraordinary item for 2001 was $4.7 million compared to $8.0 million for 2000.  This decrease was due to the decreases in income from operations reflected above combined with the loss recorded on the real estate sale-leaseback transaction and reduced interest expense.

Income Taxes

Income taxes for 2001 of $4.1 million decreased $0.6 million from 2000.  The effective income tax rates are higher than statutory rates due primarily to the amortization of non-deductible goodwill.

Income from Continuing Operations

Income from continuing operations for 2001 was $0.6 million compared to $3.3 million for 2000.  This decrease was due to the decrease in income from operations and increased non-operating expenses.

Extraordinary Item

The Company paid off the existing mortgage debt on one of the properties involved in the sale-leaseback transaction.  This resulted in a prepayment penalty of $71,000.  The income tax benefit that related to this early debt extinguishment totaled $27,000.

Net Income

The net income for 2001 was $0.6 million compared with $3.3 million for 2000.  This $2.7 million decrease resulted from a $2.7 million decrease in income from continuing operations for 2001 over 2000.

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

Publications revenues for 2000 of $68.5 million increased by $7.0 million or 11.3% from $61.5 million for 1999.  This is attributable to a $2.5 million revenue increase related to the new cd-rom version of the Trailer Life Campground/RV Park and Services Directory and a new customized road atlas, revenues of $2.5 million associated with motorcycle titles acquired through the acquisition of Thunder Press (“TPI”) in January 2000, and a net $2.0 million increase in advertising revenue throughout the publications.

Retail revenue for 2000 of $215.2 million increased $10.4 million or 5.1% over 1999.  This increase consisted of revenues of $7.5 million related to the March 2000 asset acquisition by Camping World RV Sales, Inc. (“CWRV”) of Traveltown Texas, Inc., a recreational vehicle (“RV”) dealership in San Antonio, Texas that was subsequently moved to the Camping World retail location in New Braunfels, Texas, and a $2.9 million or 1.4% increase in Camping World merchandise sales.  The increase in Camping World merchandise sales is primarily attributable to a net $0.8 million increase in retail showroom sales, which includes a $3.9 million increase related to the addition of one new store that was partially offset by a $3.1 million or 2.3% decrease in same store sales over 1999.  In addition, mail order sales increased $1.4 million and installation fees and other supplies and services increased $0.7 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $266.9 million in 2000, an increase of $17.2 million or 6.9% over 1999.

Membership services costs and expenses increased by approximately $4.3 million or 5.9% to $77.6 million for 2000 compared to $73.3 million in 1999.  This increase was due to a $2.2 million increase in Coast to Coast Club expenses, primarily legal defense costs and an increase in member acquisition marketing expenses, a $1.5 million increase in Camping World RV Resource Center costs and President’s Club promotional expenses, $1.1 million of increased expenses for program enhancements related to RVSEARCH, an internet website developed to list new and used recreational vehicles for sale by both dealers and private parties, partially offset by reduced expenses of $0.5 million for the extended vehicle warranty program.

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

Liquidity and Capital Resources

AGHI is a holding company whose primary assets are the capital stock of AGI and Affinity Group Thrift Holding Corporation (“AGTHC”).  AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI.  The sale of AB, AGTHC’s sole and wholly-owned subsidiary, was completed on September 30, 1999 when the stock of AB was sold to Affinity Bank Holdings LLC, an affiliate which has been subsequently merged into Affinity Bank Holdings, Inc. (“ABH”), and has been reclassified as discontinued in the accompanying financial statements.

The Company has historically operated with a working capital deficit.  The working capital deficit as of December 31, 2001 and 2000 was $55.6 million and $51.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities which was $54.9 million and $57.4 million as of December 31, 2001 and 2000, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance which is deferred over the life of the membership.  The Company uses this membership revenue to lower its long-term borrowings.  The Company generated $19.0 million from operations in 2001 and 2000.  Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to meet all of its debt service requirements and capital requirements over the next twelve months.

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 (“AGHI Senior Notes”).  On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility (“AGI Credit Facility”) consisting of two term loans (“Term A” and “Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million (The revolving credit facility was amended to $74.5 million on December 5, 2001).  The interest on borrowings under the AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 2.25% to 4.125% over the stated rates.  As of December 31, 2001, the average interest rates on the term loans and revolving credit facility were 5.79% and 5.53%, respectively, and permitted borrowings under the undrawn revolving line were $25.4 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  As of December 31, 2001, $16.46 million and $23.45 million were outstanding under the Term A and B loans, respectively.  Reborrowings under the Term Loans are not permitted.  The term loans have aggregate quarterly scheduled payments of $1.46 million in 2002.  The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on June 30, 2004 and June 30, 2005, respectively.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $5.0 million may be allocated to such letters of credit.  As of December 31, 2001, the Company had letters of credit in the amount of $1.38 million outstanding.  The AGI Credit Facility is secured by virtually all the assets and a pledge of the stock of AGI.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company or its subsidiaries on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Credit Facility agent bank.  The cash proceeds of $47.5 million were used to payoff $2.1 million of existing mortgage financing and the balance, $45.4 million, paid down the AGI Credit Facility Term A and B loans by $19.4 million and $26.0 million, respectively.  The balance of the purchase price, $4.8 million, is represented by a note receivable yielding 11% per annum, with monthly payments of $46,000 and a ten-year balloon.

Concurrent with the above real estate transaction, the Company amended the AGI Credit Facility to allow for the release of the above real estate, increase the revolving credit commitment from $70 million to $74.5 million, adjust the amortization of the Term A loans, amend the pricing schedule and re-set certain financial covenants.

The AGI Credit Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements.  Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness.  In addition, the AGI Credit Facility prohibits the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage is less than 4.75 to 1.  The Company generated no excess cash flow, as defined, in 2001.

In connection with the December 2001 sale-leaseback transactions, Affinity Group Thrift Holding Corporation (“AGTHC”), a wholly-owned subsidiary of the Company and an “unrestricted” subsidiary under the terms of the indenture governing the AGHI Senior Notes, sold a $15.0 million participation in the Affinity Bank Holdings, Inc. Capital Note held by AGTHC to an affiliate of Mr. Adams, the Company’s Chairman.  AGTHC used the net proceeds of this sale to purchase a $14.5 million Capital Note of AGRP Holding Corp.  The Capital Note accrues interest at the rate of 11% per annum until maturity on December 5, 2011.  Interest is payable from time to time as declared by the board of directors of AGRP Holding Corp.  Interest not paid will accumulate and will be compounded annually until paid.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2001.

During 2001, payments under the terms of several phantom stock agreements totaled $41,000.  Additional phantom stock payments of $1.1 million are scheduled to be made over the next twelve months.

Capital expenditures for 2001 totaled $4.5 million compared to capital expenditures of $9.4 million in 2000.  Capital expenditures are anticipated to be approximately $5.5 million for 2002, primarily for Camping World supercenter equipment, continued enhancements to membership marketing databases, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

Factors Affecting Future Performance

Although increases in operating costs could adversely affect the Company’s operations, management does not believe that inflation has had a material effect on operating profit during the past several years.  However, fuel shortages and substantial increases in propane and gasoline costs could have a significant impact on the Company’s travel-related membership services and publications revenues.  Historically such events have caused declines in advertisements but have not significantly affected club membership enrollment.  The Company is unable to predict at what point fluctuating fuel prices may begin to adversely impact revenues or cash flow.  The Company believes it will be able to partially offset any cost increases with price increases to its members and certain cost reducing measures.

Seasonality

The Company’s cash flow is highest in the second half of the year due to the seasonal nature of the retail segment and membership renewals of the Coast to Coast clubs in the fourth quarter.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends.  We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  We identified our most critical accounting policies to be related to revenue recognition and intangible assets.  We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this management’s discussion and analysis.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks relating to fluctuations in interest rates.  The Company’s objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company’s earnings and cash flows.  Interest rate risk is managed through the use of a combination of fixed and variable interest debt as well as the periodic use of interest rate collar contracts.

The following analysis presents the sensitivity to the earnings of the Company if these changes occurred at December 31, 2001.  The range of changes chosen for this analysis reflects the Company’s view of changes which are reasonably possible over a one-year period.  These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments.  They do not include other potential effects which could impact the Company’s business as a result of these interest rate fluctuations.

Interest Rate Sensitivity Analysis

At December 31, 2001, the Company had debt, excluding capital leases, totaling $228.3 million, comprised of $87.7 million of variable rate debt and $140.6 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $0.9 million.

Credit Risk

The Company is exposed to credit risk on accounts receivable.  The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations.

Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the Company’s customer base.  The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

New Accounting Standards

Business Combinations and Goodwill - SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, were recently issued.  The Company plans to adopt the standards effective January 1, 2002.  The statements, among other things, require the use of purchase accounting for business combinations, discontinues amortization of Goodwill, and requires an annual assessment of goodwill for impairment.  Other than the discontinuance of goodwill amortization which was $4.8 million in 2001, the most significant unknown effect of these standards is to determine if an impairment charge will be required upon adoption.  This determination will be made during the first half of 2002.

Accounting for Asset Retirement Obligations - SFAS No. 143 was issued in June 2001.  SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company plans to adopt this standard on January 1, 2003.  As the Company currently does not have any legal obligations associated with the retirement of long-lived assets within the scope of SFAS No. 143, the potential future impact of this statement is not known.

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

Disclosure Regarding Forward Looking Statements

This filing contains statements that are “forward looking statements,” and includes, among other things, discussions of the Company’s business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions.  Forward looking statements are included in “Business— General,” “Business— Business Strategy,” “Business— RV Industry,” “Business— Operations,” “Business— Competition,” “Legal Proceedings,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results.  All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company’s operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors

Affinity Group Holding, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Affinity Group Holding, Inc. (a Delaware corporation and wholly-owned subsidiary of AGI Holding Corp.) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity Group Holding, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California

February 18, 2002

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,180	$3,456
Accounts receivable, less allowance for doubtful accounts of $1,587 in 2001 and $1,642 in 2000	20,636	24,393
Inventories	32,065	33,774
Prepaid expenses and other assets	10,281	9,961
Deferred tax asset	4,985	6,558
Total current assets	71,147	78,142

PROPERTY AND EQUIPMENT, net	18,277	67,118
NOTES FROM AFFILIATES	30,128	23,388
INTANGIBLE ASSETS, net	176,635	183,333
DEFERRED TAX ASSET	18,703	14,950
OTHER ASSETS	3,750	4,896
	$318,640	$371,827
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$17,554	$17,709
Accrued interest	4,565	4,966
Accrued income taxes	2,212	5,941
Accrued liabilities	30,059	27,202
Deferred revenues and gains	54,872	57,401
Deferred tax liability	1,281	5,514
Current portion of long-term debt	16,189	11,205
Total current liabilities	126,732	129,938

DEFERRED REVENUES AND GAINS	41,290	32,567
LONG-TERM DEBT, net of current portion	212,127	274,281
DEFERRED TAX LIABILITY	11,737	7,939
OTHER LONG-TERM LIABILITIES	3,103	4,017
	394,989	448,742

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	12,021	12,021
Accumulated deficit	(88,371)	(88,937)
Total stockholder’s deficit	(76,349)	(76,915)
	$318,640	$371,827

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (IN THOUSANDS)

	2001	2000	1999
REVENUES:
Membership services	$119,958	$121,393	$120,410
Publications	65,150	68,519	61,554
Retail	220,264	215,160	204,732
	405,372	405,072	386,696
COSTS APPLICABLE TO REVENUES:
Membership services	72,944	77,625	73,283
Publications	46,175	46,298	40,915
Retail	148,244	143,018	135,510
	267,363	266,941	249,708

GROSS PROFIT	138,009	138,131	136,988

OPERATING EXPENSES:
Selling, general and administrative	86,050	85,513	80,670
Depreciation and amortization	16,404	16,885	16,216
	102,454	102,398	96,886

INCOME FROM OPERATIONS	35,555	35,733	40,102
NON-OPERATING ITEMS:
Interest expense, net	(24,234	(27,735)	(28,543)
Other non-operating income (expense), net	(6,574)	5	(1,215)
	(30,808)	(27,730)	(29,758)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	4,747	8,003	10,344

INCOME TAX EXPENSE	(4,137)	(4,700)	(5,641)

INCOME FROM CONTINUING OPERATIONS	610	3,303	4,703

DISCONTINUED OPERATIONS:
Gain from discontinued operations, net of applicable income tax expense of $624	—	—	1,018
Gain on disposal, net of applicable income tax expense of $267	—	—	757
INCOME BEFORE EXTRAORDINARY ITEM	610	3,303	6,478

EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of applicable current income tax benefit of $27	(44)	—	—
NET INCOME	$566	$3,303	$6,478

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCES AT JANUARY 1, 1999	100	$1	$12,021	$(92,968)	$(80,946)

Net income				6,478	6,478
BALANCES AT DECEMBER 31, 1999	100	1	12,021	(86,490)	(74,468)

Dividend				(5,750)	(5,750)
Net income				3,303	3,303
BALANCES AT DECEMBER 31, 2000	100	1	12,021	(88,937)	(76,915)
Net income				566	566
BALANCES AT DECEMBER 31, 2001	100	$1	$12,021	$(88,371)	$(76,349)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (IN THOUSANDS)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$566	$3,303	$6,478
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision (benefit)	(2,615)	(3,557)	1,398
Depreciation and amortization	16,404	16,885	16,216
Provision for losses on accounts receivable	1,904	1,563	653
Deferred compensation	300	—	3,050
Loss (gain) on sale of property and equipment	6,047	(9)	1
Loss on sale of notes receivable participation	522	—	—
Extraordinary item — loss on early extinguishment of debt	71	—	—
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	1,853	(4,859)	2,657
Inventories	1,709	857	(1,659)
Prepaid expenses and other assets	826	(316)	(2,225)
Accounts payable	(155)	(1,599)	(708)
Accrued and other liabilities	(2,487)	7,378	265
Deferred revenues	(5,873)	(713)	1,939
Net assets and liabilities of discontinued operations	—	—	(1,775)
Net cash provided by operating activities	19,072	18,933	26,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,454)	(9,397)	(11,967)
Net proceeds from sale of property and equipment	46,300	7,547	97
Increase in intangible assets	(2,048)	(9)	(451)
Loans receivable	(1,905)	(945)	(712)
Acquisitions, net of cash received	—	(2,262)	—
Net cash provided by (used in) investing activities	37,893	(5,066)	(13,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(5,750)	—
Borrowings on long-term debt	99,630	99,322	86,334
Principal payments of long-term debt	(156,871)	(108,194)	(98,243)
Net cash used in financing activities	(57,241)	(14,622)	(11,909)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(276)	(755)	1,348

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,456	4,211	2,863

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,180	$3,456	$4,211

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc. (“AGI”), and AGI’s subsidiaries (collectively the Company).  AGHI was formed in November 1996 and all of the stock of AGI was contributed to AGHI from its parent, AGI Holding Corp. (“AGHC”), formerly Affinity Group Holding, Inc., upon formation.  All significant intercompany transactions and balances have been eliminated.  Certain balances in the prior year consolidated financial statements were reclassified to conform with current year presentation.

Description of the Business - The Company is a membership based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America.  The Company markets club memberships, merchandise and services to RV owners, and camping and golf enthusiasts.  The Company also publishes magazines, directories and books.

Use of Estimates -  The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Inventories - Inventories are stated at lower of cost or market.  Cost is determined by the last-in, first-out (“LIFO”) method for approximately 89.7% and 89.1% of the Company’s inventories at December 31, 2001 and 2000, respectively, and the first-in, first-out (“FIFO”) method for all other inventories.  The FIFO and LIFO values approximate the current market cost.  Inventories consist of retail travel and leisure specialty merchandise.

Property and Equipment - Property and equipment are recorded at cost.  Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Leasehold improvements	3-38
Furniture and equipment	3-12
Software	3-5

Leasehold improvements are amortized over their useful lives or the remaining term of the respective lease, whichever is shorter.

Intangible Assets - Intangible assets are amortized over the following lives:

Years
Goodwill	15-40
Membership and customer lists	3-10
Resort and golf course agreements	4
Noncompete and deferred consulting agreements	3-15

Deferred financing costs are amortized over the lives of the related debt agreements.

Long-term Debt - The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.  The fair value of the Company’s long-term debt was $204.9 million as of December 31, 2001.

Revenue Recognition -  Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders or when services are provided to customers.  Membership and Emergency Road Service (“ERS”) revenues are deferred and recognized over the life of the membership.  Advances on third party credit card fee revenues are deferred and recognized based on increases in credit card receivables held by third parties.  Good Sam Club lifetime membership revenues and expenses are deferred and recognized over 18 years which is the actuarially determined fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit.  Renewal expenses are expensed at the time related materials are mailed.  ERS claim expenses are recognized when incurred.

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

The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative pre-tax reduction to OCI of $127,000 ($76,000 after-tax).  The Company periodically uses derivative instruments to manage exposures to interest rate risks.  As of December 31, 2001, the Company had no derivative instruments in place.  The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Business Combinations and Goodwill - SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, were recently issued.  The Company plans to adopt the standards effective January 1, 2002.  The statements, among other things, require the use of purchase accounting for business combinations, discontinues amortization of Goodwill, and requires an annual assessment of goodwill for impairment.  Other than the discontinuance of goodwill amortization which was $4.8 million in 2001, the most significant unknown effect of these standards is to determine if an impairment charge will be required upon adoption.  This determination will be made during the first half of 2002.

Accounting for Asset Retirement Obligations - SFAS No. 143 was issued in June 2001.  SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company plans to adopt this standard on January 1, 2003.  As the Company currently does not have any legal obligations associated with the retirement of long-lived assets within the scope of SFAS No. 143, the potential future impact of this statement is not known.

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

2.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2001	2000
Land	$477	$18,041
Building and improvements	5,208	38,247
Furniture and equipment	28,428	27,188
Software	11,204	9,367
Systems development in progress	2,275	2,300
	47,592	95,143
Less: accumulated depreciation	(29,315)	(28,025)
	$18,277	$67,118

3.      INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31 (in thousands):

	2001	2000
Goodwill	$187,661	$187,572
Membership and customer lists	3,959	3,947
Resort and golf course participation agreements	13,540	13,568
Noncompete and deferred consulting agreements	27,805	27,815
Deferred financing costs	11,743	9,882
	244,708	242,784
Less: accumulated amortization	(68,073)	(59,451)
	$176,635	$183,333

4.      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2001	2000
Compensation and benefits	$8,300	$7,923
Other accruals	21,759	19,279
	$30,059	$27,202

5.      LONG-TERM DEBT

The following reflects outstanding long-term debt as of December 31 (in thousands):

	2001	2000
AGHI Senior Notes	$130,000	$130,000

Camping World management incentive obligation	10,000	10,000
AGI Revolving Credit and Term Loan Facility:
Term A	16,463	48,761
Term B	23,450	54,710
Revolving credit facility	47,725	38,750
Other long-term obligations	678	3,265
	228,316	285,486
Less: current portion	(16,189)	(11,205)
	$212,127	$274,281

On April 2, 1997, AGHI issued a total of $130.0 million of senior notes (“AGHI Senior Notes”).  The notes bear interest at the rate of 11% per annum with interest payable semi-annually each April 1 and October 1, and mature on April 1, 2007.  The AGHI Senior Notes are redeemable, in whole or in part, at the option of the Company any time on or after April 1, 2002, starting at a redemption price of 105.5% of the principal amount plus accrued interest to the redemption date.  These notes are general unsecured obligations of AGHI and rank pari passu with all existing indebtedness of AGHI and senior in right of payment to all existing and future subordinated indebtedness of the Company.

On April 2, 1997, AGHI entered into management incentive agreements (“Camping World Management Incentive Agreements”) with certain Camping World executives pursuant to which up to an additional $15.0 million will be paid subject to Camping World achieving certain operating goals.  Such contingent amounts will be payable in $1.0 million annual installments on the first four anniversaries of the closing and $11.0 million on the fifth anniversary of the closing.  This obligation was recorded at the present value of $10.0 million and accrues interest at the rate of 10% per annum on the unpaid balance.

On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility (“AGI Revolving Credit and Term Loan Facility”) consisting of two term loans (“Term A” and “Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million.  (The revolving credit facility was amended to $74.5 million on December 5, 2001.)  The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 2.25% to 4.125% over the stated rates.  As of December 31, 2001, the average interest rates on the term loans and revolving credit facility were 5.79% and 5.53%, respectively, and permitted borrowings under the undrawn revolving line were $25.4 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  As of December 31, 2001, $16.46 million and $23.45 million were outstanding under the Term A and B loans, respectively.  Reborrowings under the Term Loans are not permitted.  The term loans have aggregate quarterly scheduled payments of $1.46 million in 2002.  The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on June 30, 2004 and June 30, 2005, respectively.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $5.0 million may be allocated to such letters of credit.  As of December 31, 2001, the Company had letters of credit in the amount of $1.38 million outstanding.  The AGI Revolving Credit and Term Loan Facility is secured by a security interest in virtually all the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries.

The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements.  Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness.  Effective December 2000 and December 5, 2001, the Company amended the AGI Revolving Credit and Term Loan Facility to ensure compliance with certain of its restrictive covenants, principally minimum operating cash flow, as defined, and the total leverage covenant.  In addition, among other things, the Amendments provided for an interest rate increase on the revolving credit facility and term loans and prohibited the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage ratio is less than 4.75 to 1.  The Company generated no excess cash flow, as defined, in 2001.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2001.

The aggregate future maturities of long-term debt at December 31, 2001 are as follows (in thousands):

2002	$16,189
2003	8,053
2004	52,424
2005	21,650
2006	—
Thereafter	130,000
Total	$228,316

6.      INCOME TAXES

The components of the Company’s income tax expense from continuing operations for the year ended December 31, consisted of (in thousands):

	2001	2000	1999
Current:
Federal	$5,931	$7,259	$7,075
State	821	1,016	938
Deferred	(2,615)	(3,575)	(2,372)
Income tax expense	$4,137	$4,700	$5,641

A reconciliation of income tax expense from continuing operations to the federal statutory rate for the year ended December 31, is as follows (in thousands):

	2001	2000	1999
Income taxes computed at federal statutory rate	$1,662	$2,800	$3,620
State income taxes — net of federal benefit	142	240	310
Permanent difference —
Amortization of goodwill	1,643	1,660	1,529
Other	690	—	182
Income tax expense	$4,137	$4,700	$5,641

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.  Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2001	2000
Deferred tax liabilities:
Accelerated depreciation	$—	$(1,418)
Prepaid expenses	(2,967)	(3,020)
Intangible assets	(1,582)	(1,140)
Basis difference on building and land acquired	(8,243)	(7,717)
Other	(226)	(158)
	(13,018)	(13,453)

Deferred tax assets:
Accelerated depreciation	1,351	—
Intangible assets	1,349	1,198
Deferred revenues	11,558	13,500
Accrual for employee benefits and severance	1,803	1,915
Accrual for deferred phantom stock compensation	1,264	1,156
Charitable contribution carryforward	2,836	1,418
Tax credits	170	123
Claims reserves	2,290	1,636
Reserve for resort cards	1,871	1,978
Deferred compensation	2,814	2,471
Other reserves	1,545	1,276
	28,851	26,671
Valuation allowance	(5,163)	(5,163)
Net deferred tax asset	$10,670	$8,055

The Company and its subsidiaries are parties to a tax-sharing agreement with the Company’s parent; however, taxes are determined on a separate company basis.  As part of this tax-sharing agreement, AGHC is compensated for its usable share of separate company federal tax losses.  As such, accrued income taxes on the balance sheet are due to AGHC.  At December 31, 2001, the Company has alternative minimum tax credit (AMT) carryforwards remaining of approximately $170,000 and general charitable contribution carryforwards attributable to a subsidiary of approximately $2.8 million.

7.      COMMITMENTS, CONTINGENCIES AND SALE-LEASEBACK TRANSACTIONS

Leases - The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates.  Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2001 are as follows (in thousands):

2002	$10,814
2003	10,467
2004	10,377
2005	9,903
2006	8,713
Thereafter	95,270
Total	$145,544

During 2001, 2000 and 1999, respectively, approximately $8,428,000, $6,840,000, and $6,819,000 of rent expense was charged to costs and expenses.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Senior Credit Facility agent bank.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  The leases are classified as operating leases in accordance with SFAS No. 13 “Accounting for Leases”.  Land and buildings with a net book value totaling $45.8 million have been removed from the balance sheet.  The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties.  In accordance with generally accepted accounting principles, the $6.0 million loss has been recognized in the statement of income and the $12.1 million gain has been deferred and will be credited to income as rent expense adjustments over the lease terms.  The average net annual lease payments over the lives of the leases are $3.4 million.

Litigation - From time to time, the Company is involved in litigation arising in the normal course of business operations.

In January 1998, certain of the Company’s subsidiaries were sued in California state court in connection with the termination by Camp Coast to Coast, Inc. of the participation by the plaintiffs in the Camp Coast to Coast reciprocal use program for RV resorts.  In October 2000, the trial court entered judgment in favor of the Company’s subsidiaries and subsequently awarded them a total of $3.88 million for their legal fees and costs.  The plaintiffs have appealed the judgment in favor of the Company’s subsidiaries as well as the award of attorney fees.  Both appeals are currently pending.

8.      RELATED-PARTY TRANSACTIONS

Certain directors of the Company, including the Chairman of the Board, are partners in partnerships and shareholders of corporations that lease facilities to the Company under long-term leases.  For year ended December 31, 2001, payments under these leases were approximately $3.7 million.  Future commitments under these leases total approximately $124.0 million.  The leases expire at various dates from December 2005 through July 2029, subject to the right of the Company to exercise renewal options.

The Company has the following notes receivable from affiliates:

•             On December 31, 1998, the Company sold Affinity Insurance Group, Inc. (“AINS”) to Adams Insurance Holding LLC, a

Minnesota limited liability company wholly-owned by Stephen Adams, the Company’s Chairman, in exchange for a promissory note in the amount of $3.1 million, which approximated the fair market value.  This note accrues interest at a per annum rate equal to the interest rate on the senior secured borrowings of AGI.

•             During the fourth quarter of 1998, the Company’s Board of Directors adopted a plan to sell the stock of Affinity Bank (“AB”), subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximates market value.  As a result, the operations of AB are classified as a discontinued operation in the accompanying financial statements.  The Company received regulatory approval to sell AB and subsequently closed the transaction on September 30, 1999.  In consideration for the stock of AB, Affinity Group Thrift Holding Corporation (“AGTHC”) received 17,100 shares of Series A Preferred stock of the purchaser, ABH, valued at $18,631,000.  In the fourth quarter of 1999, AGTHC agreed to convert and exchange the preferred stock for a Capital Note.  The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 1, 2014.  On October 31, 2000, AGTHC sold, at face value, a $1.5 million participation in the Capital Note to an affiliate of Stephen Adams, the Company’s Chairman.  In addition, AGTHC, although required to be consolidated with the Company, is recognized as an “unrestricted” or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

•             Further, on December 5, 2001, AGTHC sold a $15.0 million participation in the Capital Note to an affiliate of Stephen Adams for $14,477,000.  AGTHC used the net proceeds of this sale to purchase a $14.5 million Capital Note of AGRP Holding Corp., a wholly owned subsidiary of the Company’s parent, AGHC.  The Capital Note accrues interest at the rate of 11% per annum until maturity on December 5, 2011.  Interest is payable from time to time as declared by the Board of Directors of AGRP Holding Corp.  Interest not paid will accumulate and will be compounded annually until paid.

•             In conjunction with the sale of real estate properties sold to an affiliate on December 5, 2001, AGI financed $4.8 million of the purchase price with a ten-year balloon note receivable 11% per annum, with monthly payments of $46,000.

As of December 31, 2001, the Chairman had a 96.1% shareholder interest in the parent company of National Alliance Insurance Company (“NAIC”).  NAIC is a regulated property and casualty insurance company domiciled in the state of Missouri with active licenses in 39 other states.  Its principal book of business is derived by marketing insurance products to the Camping World President’s Club members.  Under the terms of an exclusive marketing agreement entered into December 31, 1998, the Company earns a marketing fee based upon annual premiums received by NAIC from the sale of its insurance products to Camping World’s President’s Club members.  The agreement runs through December 31, 2018 or may be terminated sooner by either party after June 30, 2007 with a minimum of 18 months notice.  Marketing fees earned by the Company totaled $2.5 million for both 2001 and 2000.  Further, an additional director of AGHI also serves as director of NAIC and its parent.

9.      STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for December 31 (in thousands):

	2001	2000	1999
Cash paid during the year for:
Interest	$27,197	$30,295	$29,485
Income taxes	9,958	3,679	4,011

The Company entered into the following non-cash investing transactions:

2001:

The Company recorded a $12.1 million deferred gain and provided a $4.8 million seller financing note receivable in conjunction with the sale-leaseback transactions.

2000:

The Company assumed $267,000 of liabilities and issued $800,000 of purchase debt in the acquisition of Thunder Press.

1999:

The Company received proceeds of 17,100 shares of Series A preferred stock valued at $18,631,000 on the sale of Affinity Bank.

10.    BENEFIT PLAN

The Company has a 401(k) deferred savings and profit sharing plan.  Employees must have attained age 21 and completed 1 year of service with a minimum of 1,000 hours to participate in the plan.  Employees may contribute up to 15% of their salaries, and the Company matches these employee contributions at the rate of 75%, up to 6% of the employee’s salary.  Vesting of the Company’s contribution occurs ratably over 5 years at which time the participants are 100% vested.  Contributions are limited to the maximum amount deductible for federal income tax purposes during the year.  The Company’s contributions to the plan totaled approximately $1,431,000, $1,380,000, and $1,273,000 for 2001, 2000, and 1999, respectively.

11.    DEFERRED PHANTOM STOCK COMPENSATION

The Company has deferred compensation agreements with certain officers.  The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company.  Deferred compensation is included in other long-term liabilities as if fully vested.  Deferred compensation to be paid in 2002 has been classified in current liabilities.  This deferred compensation is subject to vesting under the terms of the individual agreements.  Vesting periods range from 20% per year over a five-year period to immediate vesting upon entering an agreement.

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

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
YEAR ENDED DECEMBER 31, 2001
Revenues from external customers	$119,958	$65,150	$220,264	$405,372
Gain/(loss) on sale of property and equipment	6	—	(1,979)	(1,973)
Interest income	3,278	—	13	3,291
Interest expense	—	2,170	12,300	14,470
Depreciation and amortization	4,747	1,241	6,223	12,211
Segment profit (loss)	34,451	13,505	(6,201)	41,755
Segment assets	123,418	72,526	109,128	305,072
Expenditures for segment assets	1,476	78	2,498	4,052

YEAR ENDED DECEMBER 31, 2000
Revenues from external customers	$121,393	$68,519	$215,160	$405,072
Gain/(loss) on sale of property and equipment	58	(54)	5	9
Interest income	3,612	2	17	3,631
Interest expense	—	2,532	13,448	15,980
Depreciation and amortization	5,007	1,284	6,779	13,070
Segment profit (loss)	31,443	15,699	(4,972)	42,170
Segment assets	122,483	72,770	146,853	342,106
Expenditures for segment assets	2,669	117	5,331	8,117

	Membership Services	Publications	Retail	Consolidated
YEAR ENDED DECEMBER 31, 1999
Revenues from external customers	$120,410	$61,554	$204,732	$386,696
Gain/(loss) on sale of property and equipment	(26)	—	12	(14)
Interest income	3	7	39	49
Interest expense	—	2,790	12,805	15,595
Depreciation and amortization	4,585	1,190	6,625	12,400
Segment profit (loss)	31,436	12,931	(947)	43,420
Segment assets	80,137	72,819	154,046	307,002
Expenditures for segment assets	1,784	331	8,851	10,966

The following is a summary of the reconciliations of reportable segments to the Company’s consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Gain/ (Loss) on Sale of Property and Equipment
Total gain/(loss) on sale for reportable segments	$(1,973)	$9	$(14)
Other non-allocated loss	(4,596)	—	—
Total gain/(loss) on sale of property and equipment	$(6,569)	$9	$(14)

Interest Income
Total interest income for reportable segments	$3,291	$3,631	$49
Elimination of intersegment interest income	(3,266)	(3,596)	—
Other non-allocated interest income	2,538	2,555	835
Total interest income	$2,563	$2,590	$884

Interest Expense
Total interest expense for reportable segments	$14,470	$15,980	$15,595
Elimination of intersegment interest expense	(14,469)	(15,964)	(15,589)
Other non-allocated interest expense	26,796	30,309	29,421
Total interest expense	$26,797	$30,325	$29,427

Depreciation and Amortization
Total depreciation and amortization for reportable segments	$12,211	$13,070	$12,400
Unallocated depreciation and amortization expense	4,193	3,815	3,816
Total consolidated depreciation and amortization	$16,404	$16,885	$16,216

Income From Continuing Operations Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change
Total profit for reportable segments	$41,755	$42,170	$43,420
Unallocated depreciation and amortization expense	(4,193)	(3,815)	(3,816)
Unallocated G & A expense	(18,430)	(18,562)	(16,263)
Unallocated interest expense, net	(24,258)	(27,754)	(28,586)
Unallocated loss on sale of property and equipment	(4,596)	—	—
Elimination of intersegment interest expense, net	14,469	15,964	15,589
Income From Continuing Operations Before Income Taxes and Extraordinary Item	$4,747	$8,003	$10,344

Assets
Total assets for reportable segments	$305,072	$342,106	$307,002
Capitalized finance costs not allocated to segments	7,015	6,889	8,067
Corporate unallocated assets	56,868	64,902	62,198
Elimination of intersegment receivable	(50,315)	(42,070)	—
Consolidated total	$318,640	$371,827	$377,267

Capital Expenditures
Total expenditures for assets for reportable segments	$4,052	$8,117	$10,966
Other asset expenditures	402	1,280	1,001
Total capital expenditures	$4,454	$9,397	$11,967

Major customers- Included in revenues in 2001, 2000 and 1999 are $15.5 million, $16.7 million, and $18.2 million, respectively, received under contracts from one customer of the Company.  These revenues have been reported in the Membership Services segment.

13.    SELECTED UNAUDITED QUARTERLY INFORMATION

The following is a summary of selected quarterly information for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenue	$92,999	$111,176	$103,602	$97,595
Gross profit	32,864	36,963	33,864	34,318
Income (loss) from continuing operations	264	1,771	1,345	(2,770)
Net income (loss)	264	1,771	1,345	(2,814)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Total revenue	$91,960	$109,771	$106,013	$97,328
Gross profit	31,213	37,111	35,223	34,584
Income (loss) from continuing operations	(300)	1,925	541	1,137
Net income (loss)	(300)	1,925	541	1,137

	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
Total revenue	$85,572	$103,681	$101,438	$96,005
Gross profit	28,866	36,852	33,954	37,316
Income (loss) from continuing operations	(408)	2,030	706	2,375
Net income (loss)	(486)	2,711	1,557	2,696

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
	(IN THOUSANDS)
Description:

Year ended December 31, 2001:
Allowance for doubtful accounts receivable	$1,642	$1,904	$1,959(a	)	$1,587

Year ended December 31, 2000:
Allowance for doubtful accounts receivable	$947	$1,563	$868(a	)	$1,642

Year ended December 31, 1999:
Allowance for doubtful accounts receivable	$1,071	$653	$777(a	)	$947

(a)      Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS FOR THE REGISTRANT

The executive officers and directors of the Company are as follows:

Name	Age	Position
Stephen Adams	64	Chairman of the Board of the Company and AGI
Joe McAdams	58	President, Chief Executive Officer of the Company and AGI, and Director
Wayne Boysen	71	Director
David Frith-Smith	56	Director
Michael Schneider	47	Chief Operating Officer of AGI
Mark J. Boggess	46	Vice President and Chief Financial Officer of the Company and Senior Vice President and Chief Financial Officer of AGI
Michael Blumer	56	Senior Vice President of AGI
Murray S. Coker	61	Senior Vice President of AGI
Thomas A. Donnelly	45	President of Camping World, Inc. and Director
John Ehlert	56	Director
David B. Garvin	58	Director
George Parker	62	Director

Stephen Adams has been Chairman of the Company since December 1988.  Since the 1970’s, Mr. Adams has served as Chairman of privately-owned banking, bottling, publishing, outdoor advertising, television and radio companies in which he holds a controlling ownership interest.  Mr. Adams is also Chairman and the controlling shareholder of Adams Outdoor Advertising, Inc., the managing general partner of Adams Outdoor Advertising Limited Partnership.  Further, Mr. Adams also holds a 96.1% ownership interest in National Alliance Insurance Company and a 95% interest in Affinity Bank Holdings, Inc.

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

Michael Schneider has been Chief Operating Officer of AGI since 1996.  Prior thereto, Mr. Schneider served as Senior Vice President and General Counsel of the Company since January 1993 and was responsible for administrative areas, development of new corporate ventures and portions of the RV publication business and the advertising and sales departments.  Prior to January 1993 and since 1977, Mr. Schneider has held a variety of senior management positions in the AGI’s publication business.

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

Michael Blumer has been Senior Vice President of AGI since January 1998.   Prior to 1998 and since 1996, Mr. Blumer served as CIO at Primedia, Inc. and prior to that post he served as Senior Vice President of Information Technology at The Hamilton Group from 1992 to 1996.  Prior to 1992, he also served in information technology management positions at The Franklin Mint, American Express and the Federal Reserve Bank of New York.

Murray S. Coker is currently Senior Vice President-Marketing of AGI and oversees the marketing of all products, services and clubs for AGI.  He joined Camping World in 1978 and has served in various management positions including Vice President-Mail Order, Vice President-Direct Marketing and Senior Vice President-Marketing.  Prior to joining Camping World, Mr. Coker was a consultant specializing in retail systems for Management Design Associates and Deloitte & Touche.  He was the Data Systems Product Line Manager for Pitney Bowes’ Monarch Marketing Systems Division and a Systems Engineer for IBM Corporation.

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

ITEM 11:  EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain summary information concerning the compensation paid by the Company to the Company’s Chief Executive Officer and each of the four other highest compensated executive officers (determined as of the Company’s year ended December 31, 2001) and for the previous two years.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(1)(2)	All Other Compensation(3)
Stephen Adams	2001	$699,992	$1,567,770		$20,658
Chairman of the Board	2000	699,996	1,578,540		36,503
	1999	726,914	1,781,040		35,132

Joe McAdams, President	2001	100,000	522,590		6,332
Chief Executive Officer	2000	100,000	526,180	447,856 (4)	7,696
	1999	103,846	593,680	1,319,608 (4)	9,527

Thomas A. Donnelly	2001	225,000	261,295		7,920
President of Camping World	2000	225,000	263,090		8,055
	1999	233,654	296,840		7,899

Michael Schneider	2001	210,000	261,295		8,345
Chief Operating Officer	2000	210,000	263,090	405,667 (4)	8,716
	1999	218,077	296,840	56,333 (4)	8,477

Murray S. Coker	2001	196,000	172,455		8,838
Senior Vice President of AGI	2000	195,885	173,639		9,126
	1999	197,038	184,447		9,342

(1)                          Compensation defined as “Bonus” and “Other Annual Compensation” is eligible, at the election of the employee, to be contributed to the AGHC Key Employee Security Option Plan (“KEYSOP”).  See “Management Agreements with Executive Officers”.

(2)                          Personal benefits are the lesser of (i) 10% of total annual salary and bonus (ii) $50,000, except as described in Note (3) below.

(3)                          Represents company contributions to 401(k) and split dollar life insurance economic benefit.

(4)                          Under the terms of the phantom stock agreements, Mr. Schneider received $405,667 in 2000 and $56,333 in 1999; and Mr. McAdams received $447,856 in 2000 and $1,319,608 in 1999.   All 2000 and 1999 payments were contributed to the KEYSOP.

The Company does not have any outstanding stock options or restricted stock grants.  The Company has phantom stock agreements and a non-qualified deferred compensation plan for certain of its officers.  See “Agreements with Executive Officers”.

Agreements with Executive Officers

Mr. Adams and the Company are parties to an amended employment agreement providing for his employment as the Chairman of the Company through September 1, 2002.  The base salary for Mr. Adams is $700,000 and his incentive compensation is 3% of operating profits (as defined in the agreement).

In January 1999, AGHC introduced a Key Employee Security Option Plan (“KEYSOP”) for key employees of AGHI and its subsidiaries.  This non-qualified deferred compensation plan allows key employees the option to contribute specific compensation, including bonuses, incentive compensation, and phantom stock payments to the KEYSOP.  Contributions to the KEYSOP from AGHI employees totaled $0.8 million and $3.4 million in 2001 and 2000, respectively.

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

The following table sets forth the current awards outstanding under the Company’s phantom stock incentive program as of December 31, 2001.  As of December 31, 2001, the aggregate accrued liability under this program was approximately $3.3 million, of which $1.1 million has been reflected as current in the financial statements.

Officer/Director	Full Interest	Vested Amount
Joe McAdams	2.50%	2.50%
Mike Schneider	1.80%	1.80%
Thomas A. Donnelly	1.80%	1.73%
Mark Boggess	1.30%	1.30%
Murray S. Coker	1.00%	0.96%
All Other Employees	0.30%	0.24%

The executive’s base salary and annual bonus are determined from time to time by the Board of Directors.  In the event the executive’s employment is terminated without cause, the phantom stock agreements provide for severance benefits of up to one year’s base salary plus the accrued bonus for the year in which such termination occurs.

Compensation Committee Interlock and Insider Participation

The Company’s Board of Directors determines the compensation of the executive officers.  The executive officers of the Company that serve on the Board of Directors are Stephen Adams, Joe McAdams and Thomas A. Donnelly.

Stephen Adams, the Chairman and a director of the Company, has an amended employment agreement with AGI through September 1, 2002 under which Mr. Adams receives a base salary of $700,000 plus incentive compensation of 3% of operating profits (as defined).

Joe McAdams, the President and Chief Executive Officer and a director of the Company, has phantom stock agreements with AGI pursuant to which Mr. McAdams holds a 2.5% phantom stock interest which is fully vested.

Pursuant to the management incentive agreement which the Company entered into with Mr. Donnelly and Mr. Coker at the time of the acquisition of Camping World in 1997, the Company agreed, subject to Camping World achieving certain operating goals, to pay up to $6.6 million and $1.2 million to Mr. Donnelly and Mr. Coker, respectively, over the subsequent five years.  Mr. Donnelly and Mr. Coker received $1,760,000 and $320,000, respectively, of this amount through 2001.

Messrs. Garvin, McAdams, Donnelly, Boggess, Coker and Blumer are partners in various partnerships that lease nine facilities under long-term leases to Camping World.  For the years ended December 31, 2001 and 2000, payments under these leases were approximately $3.50 million and $2.59 million, respectively.  The leases expire during the period December 2005 and December 2015, subject to the right of Camping World to exercise renewal options.  The Company believes that such leases contain lease terms as favorable as lease terms that would be obtained from independent third parties.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Senior Credit Facility agent bank.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  Payments under these leases were $0.2 million in 2001.

John Ehlert, a director of the Company, is a partner in a partnership that leases to Ehlert its research facility under a long-term lease.  For the year ended December 31, 2001 and 2000, the rental payments for such facility were $38,329 and $46,610, respectively.  The lease expired in October 2001 and was not renewed.

Bonus Plan

The Company annually adopts bonus programs for employees, including executive officers other than Mr. Adams.  Bonus payments are made based on achievement of specified operating results and/or objectives.

401 (k) Savings and Profit Plan

The Company sponsors a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  All employees over age 21 who have completed one year of service (including 1,000 hours) are eligible to participate in the 401(k) Plan.   Eligible employees may contribute to the 401(k) Plan up to 15% of their salary subject to an annual maximum established under the Code and the Company matches these employee contributions at the rate of 75% up to the first 6% of the employee’s salary.  Employees may also make additional voluntary contributions.  Effective January 1, 1999, the vesting schedule was revised from 7 years of employment to 5 years.

Other Benefit Plan

Company employees receive certain medical and dental benefits during their employment.  A predecessor to the Company also provided eligible employees with medical, dental and life insurance coverage after retirement.  The estimated future costs associated with such coverage to retirees are reserved as a liability in the Company’s consolidated financial statements.  Current employees are not provided medical and dental benefits upon retirement.

Director Compensation

The Company pays directors who are not employees (Messrs. Boysen, Ehlert, Frith-Smith, Garvin and Parker) director fees of $1,800 per month.

Report on Executive Compensation

The Company’s Board of Directors determines the compensation of the executive officers.  The base salary and bonus for Stephen Adams is established pursuant to the employment agreement described under the caption entitled “Agreements with Executive Officers.”  The agreement was approved when Mr. Adams was the sole director of the Company because it was determined to be in the best interests of the Company to assure continuity of management.  For the other executive officers, base salaries are set at levels which are believed to be reasonably competitive with the salary level of executives in comparable companies, including membership services companies and other highly leveraged companies with comparable operating income, except that the base salary for Joe McAdams, the President and Chief Executive Officer, is lower than the comparable companies because the primary source of his compensation is through the bonus program.  The executive officers, including Mr. McAdams, receive bonuses based on their respective assigned percentage of operating income of the Company or the operations in which the executive is employed.  The percentage assigned to each executive officer depends upon the level of his responsibilities or, in the case of Mr. Adams, as prescribed in their respective employment agreement.

In addition, the executive officers, other than Mr. Adams who owns over 95% of the stock of the parent corporation, have received phantom stock grants under the agreements described above under the caption “Agreements with Executive Officers.”  The purpose of the phantom stock agreements is to provide the executive officers with an incentive to enhance the long term value of the Company with payments of the amounts earned by the executive officers provided as deferred compensation over several years.

BOARD OF DIRECTORS
Stephen Adams	Joe McAdams	Wayne Boysen	David Frith-Smith

Thomas A. Donnelly	John Ehlert	David B. Garvin	George Parker

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a wholly-owned subsidiary of AGI Holding Corporation (“AGHC”), a privately-owned corporation.  The following table sets forth, as of December 31, 2001, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to the Company to beneficially own more than 5% of the outstanding shares, each executive officer and the current sole director of AGHC, and all executive officers and directors of the Company.

Name and Address of Beneficial Owner	Number of Shares of Stock Owned (1)		Percent of Common Stock
Stephen Adams 2575 Vista Del Mar Drive Ventura, CA 93001	1,404.7	(2)	95.75%
Joe McAdams	3.0		0.20%
Mark Boggess	0.2		0.01%
All executive officers and directors as a group (13 persons)	1,407.9		95.96%

(1)  Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares in the table.

(2)  Does not include 50 shares owned by members of the Adams’ family who do not reside with him.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fourth quarter of 1998, the Company’s Board of Directors adopted a plan to sell the stock of Affinity Bank (“AB”), subject to regulatory approval, to Affinity Bank Holdings LLC (“ABH”), an affiliate of the Company, at its net book value of $17,100,000, which in the opinion of management then approximated market value.  The Company received regulatory approval and subsequently closed the transaction effective September 30, 1999.  In consideration for the stock of AB, the Company received 17,100 shares of Series A Preferred stock of the purchaser, ABH, having a value of $18,631,000.  In the fourth quarter of 1999, AGHTC agreed to convert and exchange the preferred stock for a Capital Note.  The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 14, 2014.  On October 31, 2000, AGTHC sold, at face value, a $1.5 million participation in the Capital Note to an affiliate of Mr. Adams.

As of December 31, 2001, Mr. Adams has a 96.1% shareholder interest in the parent company of National Alliance Insurance Company (“NAIC”).  NAIC is a regulated property and casualty insurance company domiciled in the state of Missouri with active licenses in 39 other states.  Its principal book of business is derived by marketing insurance to the Camping World President’s Club members.  Under the terms of an exclusive marketing agreement entered into December 31, 1998, the Company earns a marketing fee based upon annual premiums received by NAIC from the sale of its insurance products to Camping World’s President’s Club members.  The agreement runs through

December 31, 2018 or may be terminated sooner by either party after June 30, 2007 with a minimum of 18 months notice.   In 2001, 2000 and 1999 marketing fees earned by the Company totaled $2.5 million, $2.5 million, and $2.6 million, respectively.  Further, Mr. Wayne Boysen, a director of AGHI, also serves as director of NAIC and its parent.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  These leases are classified as operating leases and the average net annual lease payments over the lives of the leases are $3.4 million.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Senior Credit Facility agent bank.  The net cash proceeds of $47.5 million were used to payoff $2.1 million of existing mortgage financing and the balance, $45.4 million, paid down the AGI Senior Credit Facility Term A and B loans by $19.4 million and $26.0 million, respectively.  The balance of the purchase price, $4.8 million, is represented by a note receivable yielding 11% per annum, with monthly payments of $46,000 and a ten-year balloon.

In connection with the sale-leaseback transactions, Affinity Group Thrift Holding Corporation (“AGTHC”), a wholly-owned subsidiary of the Company and an “unrestricted” subsidiary under the terms of the indenture governing the AGHI Senior Notes, sold a $15.0 million participation in the Affinity Bank Holdings, Inc. Capital Notes held by AGTHC to an affiliate of Mr. Adams.  AGTHC used the net proceeds of this sale to purchase a $14.5 million Capital Note of AGRP Holding Corp.  The Capital Note accrues interest at the rate of 11% per annum until maturity on December 5, 2011.  Interest is payable from time to time as declared by the board of directors of AGRP Holding Corp.  Interest not paid will accumulate and will be compounded annually until paid.

For a description of the employment, consulting, non-competition, management incentive and phantom stock agreements with the Company and persons serving as an executive officer or director of the Company see “Management - Agreements with Executive Officers” and “Management - Compensation Committee Interlock and Insider Participation.”

For a description of leases which subsidiaries of the Company have with partnerships in which a director of the Company has a partnership interest, see “Management - Compensation Committee Interlock and Insider Participation.”

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

(b)    Reports on Form 8-K:

The Form 8-K required to be a part of this report are listed in the Index to Exhibits which follows the signature page.

(c)    Exhibits:

Included in Item 14 (a) (3) above.

(d)    Financial Statement Schedules

Included in Item 14 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Denver, State of Colorado on March 11, 2002.

AFFINITY GROUP HOLDING, INC.

By	/s/
Joe B. McAdams
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/	Chief Executive Officer and Director	March 11, 2002
Joe B. McAdams	(Principal Executive Officer)

/s/	Senior Vice President and Chief Financial Officer	March 11, 2002
Mark J. Boggess	(Principal Financial and Accounting Officer)

*	Director	March 11, 2002
Stephen Adams

*	Director	March 11, 2002
David Frith-Smith

*	Director	March 11, 2002
Wayne Boysen

*	Director	March 11, 2002
Thomas A. Donnelly

*	Director	March 11, 2002
David B. Garvin

*	Director	March 11, 2002
John Elhert

*	Director	March 11, 2002
George Parker

/s/	Director	March 11, 2002
(Mark J. Boggess Attorney-in-Fact)

Mark J. Boggess, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Affinity Group Holding, Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

AFFINITY GROUP HOLDING, INC.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For Fiscal Year Ended December 31, 2001

Item	Regulation S-K Exhibit Table Reference
Certificate of Incorporation of Affinity Group, Inc. (1)	3.1
Bylaws of Affinity Group, Inc. (1)	3.2
Indenture dated as of October 29, 1993 by and between the Company and United States Trust Company of New York. (2)	4.1
First Supplemental Indenture dated as of May 17, 1994, by and between Company and United States Trust Company of New York.(5)	4.2
Second Supplemental Indenture dated as of October 11, 1994, by and between Company and United States Trust Company of New York.(5)	4.3
Third Supplemental Indenture dated as of December 21, 1995 by and between Company and United States Trust Company of New York.(7)	4.3a
Fourth Supplemental Indenture dated as of February 1, 1996 by and between Company and United States Trust Company of New York.(7)	4.3b
Credit Agreement dated as of November 13, 1998 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein. (10)	4.9
Second Amendment to Credit Agreement dated as of March 1, 2001 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein. (12)	4.10
Third Amendment to Credit Agreement dated as of December 5, 2001 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein. (14)	4.11
Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries. (2)	10.1
Lease for office facilities in Denver, Colorado. (2)	10.3
Lease Agreement for office facilities in Ventura, California (6)	10.3a

Item	Regulation S-K Exhibit Table Reference
Investment in unrestricted subsidiary, assignment and assumption agreement and fourth amendment to office facility lease in Denver, Colorado. (3)	10.4
Employment Agreement dated August 1, 1993 between Stephen Adams and the Company, as amended. (2)	10.5
Phantom Stock Agreement dated January 2, 1992 between Joe McAdams and the Company. (2)	10.6
Phantom Stock Agreement dated January 2, 1992 between Michael Schneider and the Company. (2)	10.8
Phantom Stock Agreement dated January 2, 1992 between Mark J. Boggess and the Company. (2)	10.10
Employment Agreement dated as of January 1, 1991 between Keith Urry and Golf Card International Corp. as amended. (2)	10.12
Executive split-dollar life insurance agreements (3)	10.15
Indemnity Agreement dated October 29, 1994, by and between Affinity Group, Inc. and AGI Services, Inc.(5)	10.16
Agreement with Cross Country Motor Club, Inc. as amended. (2)	10.17
Amendment to National General Insurance Contract Dated January 13, 1994. (1)	10.19
Amendment to Service Agreement dated March 22, 1994 by and between Affinity Group, Inc. and National General Insurance Company. (4)	10.20
401 (k) Savings and Investment Plan. (2)	10.21
Form of Indemnification Agreement for persons consenting to serve as directors upon completion of the offering and amendment thereto. (1)	10.22
Phantom Stock Amendment dated October 10, 1995 between Joe McAdams and the Company.(7)	10.24
Phantom Stock Agreement dated December 19, 1995 between David Block and Affinity Road and Travel Club, Inc., a wholly-owned subsidiary of the Company.(7)	10.25
Agreement between Ganis Credit Corporation and the Company dated September, 1995.(7)	10.26
Addendum to National General Insurance Contract Dated January 13, 1994. (9)	10.29
Agreement with Cross Country Motor Club, Inc. dated October 10, 1997,as amended. (9)	10.30

Item	Regulation S-K Exhibit Table Reference
Stock Purchase Agreement dated as of February 25, 1997, by and among the Shareholders of Camping World, Inc. and Affinity Group, Inc. (8)	10.31
Form of Phantom Stock Agreements, between certain executives and the Company (9)	10.35
Stock Purchase Agreement between Affinity Group Thrift Holding Corp. and Affinity Bank Holdings LLC (11)	10.39
Member Control Agreement of Affinity Bank Holdings LLC (11)	10.40
Closing Agreement between Affinity Group Thrift Holding Corp. and Affinity Bank Holdings LLC (11)	10.41
Agreement and Escrow Instructions for Purchase of Real Estate by AGRP Holding Corp., dated November 1, 2001 (13)	10.44
Participation Agreement by and between Affinity Group Thrift Holding Corp. and the Stephen Adams Living Trust, dated December 5, 2001. (14)	10.45
Capital Note of AGRP Holding Corp., dated December 5, 2001. (14)	10.46
Amendment to Employment Agreement dated August 1, 1993 between Stephen Adams and the Company	10.47
Phantom Sotck Amendment dated December 5, 2001 between Joe McAdams and the Company	10.48
Subsidiaries of the Registrant	21
Power of Attorney	24

(1)    Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference herein.

(2)    Filed with the Company’s Registration Statement No. 33-67272 and incorporated by reference herein.

(3)    Filed with the Company’s Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(4)    Filed with the Company’s Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated by reference herein.

(5)    Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference herein.

(6)    Filed with the Company’s Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated by reference herein.

(7)    Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

(8)    Filed with the Company’s Report on Form 8-K dated April 2, 1997 and incorporated by reference herein.

(9)    Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

(10)  Filed with the Company’s Report on Form 8-K dated November 13, 1998 and incorporated by reference herein.

(11)  Filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(12)  Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein.

(13)  Filed with the Company’s Annual Report on Form 10-Q for the year ended September 30, 2001 and incorporated by reference herein.

(14)  Filed with the Company’s Annual Report on Form 8-K dated December 5, 2001 and incorporated by reference herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit.  Such request should be sent to Affinity Group, Inc., 64 Inverness Drive East, Englewood, Colorado  80112,  Attention:  Chief Financial Officer