Form 10-Q
period 2002-03-31
AFFINITY GROUP HOLDING INC
filed 2002-05-15
CIK 1038622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2002	333-26389

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2922099
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Inverness Drive East	(303) 792-7284
Englewood, CO 80112	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES   ☒                  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	May 14, 2002
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001

(In Thousands)

	3/31/02	12/31/01
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$4,939	$3,180
Accounts receivable, less allowance for doubtful accounts of $1,919 in 2002 and $1,587 in 2001	19,006	20,636
Inventories	35,162	32,065
Prepaid expenses and other assets	12,389	10,281
Deferred tax asset	4,985	4,985
Total current assets	76,481	71,147

PROPERTY AND EQUIPMENT, net	18,010	18,277
NOTES FROM AFFILIATES	30,866	30,128
INTANGIBLE ASSETS, net	175,731	176,635
DEFERRED TAX ASSET	18,522	18,703
OTHER ASSETS	3,911	3,750
	$323,521	$318,640
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$23,418	$17,554
Accrued interest	8,768	4,565
Accrued income taxes	2,329	2,212
Accrued liabilities	29,862	30,059
Deferred revenues and gains	59,664	54,872
Deferred tax liability	1,281	1,281
Current portion of long-term debt	16,658	16,189
Total current liabilities	141,980	126,732

DEFERRED REVENUES AND GAINS	40,600	41,290
LONG-TERM DEBT, net of current portion	199,188	212,127
DEFERRED TAX LIABILITY	11,737	11,737
OTHER LONG-TERM LIABILITIES	3,547	3,103
	397,052	394,989

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	12,021	12,021
Accumulated deficit	(85,553)	(88,371)
Total stockholder’s deficit	(73,531)	(76,349)
	$323,521	$318,640
See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2002	3/31/2001
REVENUES:
Membership services	$28,822	$29,774
Publications	14,756	14,769
Retail	53,282	48,456
	96,860	92,999

COSTS APPLICABLE TO REVENUES:
Membership services	16,480	16,433
Publications	10,959	11,053
Retail	35,092	32,649
	62,531	60,135

GROSS PROFIT	34,329	32,864

OPERATING EXPENSES:
Selling, general and administrative	22,993	21,743
Depreciation and amortization	2,531	4,125
	25,524	25,868

INCOME FROM OPERATIONS	8,805	6,996

NON-OPERATING ITEMS:
Interest expense, net	(4,303)	(6,500)
Other non-operating income, net	114	61
	(4,189)	(6,439)

INCOME BEFORE INCOME TAXES	4,616	557

INCOME TAX EXPENSE	(1,798)	(293)

NET INCOME	$2,818	$264

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2002	3/31/2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,818	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision (benefit)	181	(180)
Depreciation and amortization	2,531	4,125
Provision for losses on accounts receivable	406	436
Deferred compensation	500	—
(Gain) loss on disposal of property and equipment	(1)	7
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	1,224	3,602
Inventories	(3,097)	(959)
Prepaid expenses and other assets	(2,269)	(2,831)
Accounts payable	5,864	10,408
Accrued and other liabilities	4,067	(164)
Deferred revenues	4,102	(1,513)
Net cash provided by operating activities	16,326	13,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,275)	(1,255)
Proceeds from sale of property and equipment	1	—
Net changes in intangible assets	(85)	(441)
Loans receivable	(738)	(573)
Net cash used in investing activities	(2,097)	(2,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	21,010	21,057
Principal payments of long-term debt	(33,480)	(30,210)
Net cash used in financing activities	(12,470)	(9,153)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,759	1,773

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,180	3,456

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,939	$5,229

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$842	$3,214
Income taxes	1,500	2,417

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)  BASIS OF PRESENTATION

The financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc. (“AGI”), and AGI’s subsidiaries (collectively the “Company”) without audit, in accordance with accounting principles generally accepted in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s 10-K report for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill — Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets were adopted by the Company effective January 1, 2002.  The statements, among other things, require the use of purchase accounting for business combinations, discontinues amortization of Goodwill, and requires an annual assessment of goodwill for impairment.  Discontinuance of goodwill amortization commenced January 1, 2002 and had the effect of increasing income before income taxes $1.4 million for the quarter ended March 31, 2002.  The most significant unknown effect of these standards is to determine if an impairment charge will be required and retroactively applied to the adoption date.  This determination will be made during the first half of 2002.

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

Accounting for the Impairment or Disposal of Long-Lived Assets - SFAS No. 144 was issued in August 2001.  This statement addresses financial accounting and reporting of long-lived assets and for long-lived assets to be disposed of.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  SFAS No. 144 was adopted on January 1, 2002.  The adoption of SFAS No. 144 had no significant impact on the Company’s financial statement.

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

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
QUARTER ENDED MARCH 31, 2002
Revenues from external customers	$28,822	$14,756	$53,282	$96,860
Segment operating profit	10,175	3,407	2,513	16,095

QUARTER ENDED MARCH 31, 2001
Revenues from external customers	$29,774	$14,769	$48,456	$92,999
Segment operating profit	11,280	3,292	765	15,337

The following is a summary of the reportable segment reconciliations to the Company’s consolidated financial statements for the three months ended March 31, 2002 and 2001 (in thousands):

	THREE MONTHS ENDED
	3/31/02	3/31/01

Income From Operations Before Depreciation and Amortization
Total profit for reportable segments	$16,095	$15,337
Unallocated G & A expense	(4,759)	(4,216)
Income from operations before depreciation and amortization	$11,336	$11,121

(4) CONTINGENCIES- RECENT EVENTS

The Insurance Commissioner of the state of California, by order dated April 23, 2002, directed GSS Enterprises, Inc. (“GSS”), one of the Company’s subsidiaries, to cease and desist from engaging in certain insurance and motor club services without requisite licensing, advising such subsidiary that the Commissioner may impose certain fines if GSS fails to be licensed.  The order provides GSS the right to a hearing on the matter.  The order issued by the Insurance Commissioner of the state of California applies only to operations of GSS within the state of California.  If sustained, the order could materially limit certain activities of GSS within the state of California.  GSS operates in all 50 states, a majority of which have regulations comparable to those of the state of California.  To the Company’s knowledge, there is no similar pending investigation by any other state.  The Company believes that the operations of GSS are in compliance with the laws of the state of California and intends to vigorously defend the action.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/2002	3/31/2001	Inc/(Dec)

REVENUES:
Membership services	29.8%	32.0%	(3.2)%
Publications	15.2%	15.9%	(0.1)%
Retail	55.0%	52.1%	10.0%
	100.0%	100.0%	4.2%

COSTS APPLICABLE TO REVENUES:
Membership services	17.0%	17.7%	0.3%
Publications	11.3%	11.9%	(0.9)%
Retail	36.3%	35.1%	7.5%
	64.6%	64.7%	4.0%

GROSS PROFIT	35.4%	35.3%	4.5%

OPERATING EXPENSES:
Selling, general and administrative	23.7%	23.4%	5.7%
Depreciation and amortization	2.6%	4.4%	(38.6)%
	26.3%	27.8%	(1.3)%

INCOME FROM OPERATIONS	9.1%	7.5%	25.9%

NON-OPERATING ITEMS:
Interest expense, net	(4.4)%	(7.0)%	(33.8)%
Other non-operating income, net	0.1%	0.1%	86.9%
	(4.3)%	(6.9)%	(34.9)%

INCOME BEFORE INCOME TAXES	4.8%	0.6%	728.7%

INCOME TAX EXPENSE	(1.9)%	(0.3)%	513.7%

NET INCOME	2.9%	0.3%	967.4%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002

Compared With Three Months Ended March 31, 2001

Revenues

Revenues of $96.9 million for the first quarter of 2002 increased by approximately $3.9 million, or 4.2%, from the comparable period in 2001.

Membership services revenues of $28.8 million for the first quarter of 2002 decreased by approximately $1.0 million, or 3.2%, from the comparable period in 2001.  This revenue decrease was largely attributable to a $1.8 million reduction in member events revenue due to the timing of the annual Great North American RV Rally, which occurred during the first quarter of 2001 and is scheduled for the second quarter of 2002, partially offset by a $0.8 million increase in extended vehicle warranty program revenue due to an increased renewal rate on existing contracts and continued sales of the one-year warranty products.

Publication revenue of $14.8 million for the first quarter of 2002 remained unchanged from the comparable period in 2001.

Retail revenue of $53.3 million increased $4.8 million, or 10.0%, over the first quarter of 2001.  This variance consisted of an $0.8 million increase in recreational vehicles sales, and a $4.0 million increase in Camping World merchandise sales.  The merchandise sales increase equated to a same store sales increase of 11.5%, or an aggregate $3.6 million increase in store merchandise sales.  The remaining variance was attributable to an $0.8 million increase in installation fees and other supplies and services revenue, partially offset by a $0.4 million reduction in mail order sales.

Costs Applicable to Revenues

Costs applicable to revenues totaled $62.5 million for the first quarter of 2002, an increase of $2.4 million, or 4.0%, from the comparable period in 2001.

Membership services costs and expenses of $16.5 million remained relatively unchanged from the first quarter of 2001.  Membership services expenses increased $1.3 million primarily associated with $0.6 million of increased marketing and program costs in the Coast to Coast and golf clubs and $0.7 million of prior period legal defense insurance reimbursements which were recovered in the first quarter of 2001 and reduced membership service costs in that quarter.  RVtoday, the Company’s television program, and the extended vehicle warranty programs each incurred $0.3 million of additional expenses associated with increased revenue.  These expense increases were offset by a $1.6 million decrease in costs attributable to the timing of the Great

North American RV Rally and a $0.3 million reduction in RVSEARCH website expenses.

Publication costs and expenses of $11.0 million for the first quarter of 2002 decreased from the comparable period in 2001 due to a slight reduction in direct production costs.

Retail costs applicable to revenues increased $2.4 million, or 7.5%, to $35.1 million due to a $0.6 million increase in costs associated with sales of recreational vehicles and a $1.8 million increase in retail costs which was primarily attributable to a 7.9% increase in merchandise sales.  The retail gross profit margin increased to 34.1% for the first quarter in 2002 from 32.6% for the same period in 2001 primarily due to a favorable product mix.

Operating Expenses

Selling, general and administrative expenses of $23.0 million for the first quarter of 2002 increased $1.2 million compared to the first quarter of 2001 primarily due to a $0.9 million increase in retail lease expense as a result of the sale-leaseback transactions that occurred December 2001, and a $0.3 million increase in retail selling expenses.  Depreciation and amortization expenses of $2.5 million decreased $1.6 million from the prior year due to the sale-leaseback transactions, and the discontinuance of goodwill amortization per SFAS No. 142 “Goodwill and Other Intangible Assets” implemented January 1, 2002.

Income from Operations

Income from operations for the first quarter of 2002 increased $1.8 million, or 25.9%, to $8.8 million compared to $7.0 million for the first quarter of 2001.  This increase was due to increased gross profit from the retail and publications operations of $2.4 million and $0.1 million, respectively, and reduced operating expenses of $0.3 million, which were partially offset by reduced gross profit from membership services of $1.0 million.

Non-Operating Items

Non-operating expenses were $4.2 million for the first quarter of 2002, compared to $6.4 million for the same period in 2001 primarily due to reduced interest expense as a result of lower interest rates applied to a lower average outstanding debt balance.

Income Before Income Taxes

Income before income taxes in the first quarter of 2002 was $4.6 million, or 728.7% over the first quarter of 2001.  This $4.1 million increase from the prior period was principally due to the $1.8 million increase in income from operations, combined with the $2.2 million decrease in interest expense, as noted above.

Income Tax Expense

The Company recognized approximately $1.8 million of tax expense for the first quarter of 2002 versus $0.3 million for the first quarter of 2001.

Net Income

The net income in the first quarter of 2002 was $2.8 million compared to $0.3 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI and Affinity Group Thrift Holding Corporation (“AGTHC”).  AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has historically operated with a working capital deficit.  The working capital deficit as of March 31, 2002 and December 31, 2001 was $65.5 million and $55.6 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities which was $59.7 million and $54.9 million as of March 31, 2002 and December 31, 2001, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is deferred over the life of the memberships.  The Company uses this membership revenue to lower its long-term borrowings.  The Company generated $16.3 million and $13.2 million in net cash from operations for the first quarter of 2002 and 2001, respectively.  Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to meet all of its debt service requirements and capital requirements over the next twelve months.

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 (“AGHI Senior Notes”).  On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility (“AGI Credit Facility”) consisting of two term loans (“Term A” and “Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million.  The revolving credit facility was amended to $74.5 million on December 5, 2001.  The interest on borrowings under the AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 2.25% to 4.125% over the stated rates.  As of March 31, 2002, the average interest rates on the term loans and revolving credit facility were 5.79% and 5.37%, respectively, and permitted borrowings under the undrawn revolving line were $34.3 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  As of March 31, 2002, $15.2 million and $23.3 million were outstanding under the Term A and B loans, respectively.  Re-borrowings under the Term Loans are not permitted.  The term loans have aggregate quarterly scheduled payments of $1.46 million in 2002.  The revolving credit facility matures on

December 31, 2004, and the Term A and Term B loans mature on June 30, 2004 and June 30, 2005, respectively.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $5.0 million may be allocated to such letters of credit.  As of March 31, 2002, the Company had letters of credit in the amount of $3.2 million outstanding.  The AGI Credit Facility is secured by virtually all the assets and a pledge of the stock of AGI.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp. for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company or its subsidiaries on a triple net basis.  The cash proceeds of $47.5 million were used to payoff $2.1 million of existing mortgage financing and the balance, $45.4 million, paid down the AGI Credit Facility Term A and B loans by $19.4 million and $26.0 million, respectively.  The balance of the purchase price, $4.8 million, is represented by a note receivable yielding 11% per annum, with monthly payments of $46,000 and a ten-year balloon.

Concurrent with the above real estate transaction, the Company amended the AGI Credit Facility to allow for the release of the above real estate, increase the revolving credit commitment from $70 million to $74.5 million, adjust the amortization of the Term A loans, amend the pricing schedule and re-set certain financial covenants.

The AGI Credit Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements.  Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow and limitations on capital expenditures and total indebtedness.  In addition, the AGI Credit Facility prohibits the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage is less than 4.75 to 1.

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

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at March 31, 2002.

During the first quarter of 2002, payments under the terms of several phantom stock agreements totaled $0.4 million.  Additional phantom stock payments of $0.7 million are scheduled to be made over the remainder of the calendar year.

Capital expenditures for the first quarter of 2002 totaling $1.3 million remained unchanged from the first quarter of 2001.  Additional capital expenditures of $4.2 million are anticipated for the balance of 2002, primarily for a Camping World supercenter point of sale equipment, continued enhancements to membership marketing databases, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

PART II:  OTHER INFORMATION

None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/S/ Mark J. Boggess
Date: May 14, 2002	Mark J. Boggess
Senior Vice President
Chief Financial Officer