Form 10-Q
period 2002-06-30
AFFINITY GROUP HOLDING INC
filed 2002-08-09
CIK 1038622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2002	333-26389

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2922099
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Inverness Drive East	(303) 792-7284
Englewood, CO 80112	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES  ☒                  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	August 9, 2002
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2002 AND DECEMBER 31, 2001

(In Thousands)

	6/30/02	12/31/01
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,482	$3,180
Accounts receivable, less allowance for doubtful accounts of $964 in 2002 and $1,587 in 2001	20,252	20,636
Inventories	34,214	32,065
Prepaid expenses and other assets	13,927	10,281
Deferred tax asset	4,985	4,985
Total current assets	74,860	71,147

PROPERTY AND EQUIPMENT, net	17,762	18,277
NOTES FROM AFFILIATES	21,317	30,128
INTANGIBLE ASSETS, net	32,548	34,382
GOODWILL	140,511	142,253
DEFERRED TAX ASSET	18,709	18,703
OTHER ASSETS	3,874	3,750
	$309,581	$318,640
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$23,636	$17,554
Accrued interest	4,297	4,565
Accrued income taxes	3,251	2,212
Accrued liabilities	28,261	30,059
Deferred revenues and gains	60,193	54,872
Deferred tax liability	1,281	1,281
Current portion of long-term debt	7,110	16,189
Total current liabilities	128,029	126,732

DEFERRED REVENUES AND GAINS	41,321	41,290
LONG-TERM DEBT, net of current portion	204,291	212,127
DEFERRED TAX LIABILITY	11,737	11,737
OTHER LONG-TERM LIABILITIES	4,423	3,103
	389,801	394,989

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	2,021	12,021
Accumulated deficit	(82,242)	(88,371)
Total stockholder’s deficit	(80,220)	(76,349)
	$309,581	$318,640

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	6/30/2002	6/30/2001
REVENUES:
Membership services	$33,815	$31,351
Publications	13,110	12,654
Retail	74,827	67,171
	121,752	111,176
COSTS APPLICABLE TO REVENUES:
Membership services	20,592	19,740
Publications	9,132	9,401
Retail	50,240	45,072
	79,964	74,213
GROSS PROFIT	41,788	36,963
OPERATING EXPENSES:
Selling, general and administrative	26,660	22,527
Restructuring charge	952	—
Depreciation and amortization	2,473	4,196
	30,085	26,723
INCOME FROM OPERATIONS	11,703	10,240
NON-OPERATING ITEMS:
Interest expense, net	(4,162)	(6,495)
Other non-operating income, net	72	48
	(4,090)	(6,447)
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	7,613	3,793
INCOME TAX EXPENSE	(2,560)	(2,022)
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5,053	1,771
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—
NET INCOME	$5,053	$1,771

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2002	6/30/2001
REVENUES:
Membership services	$62,637	$61,125
Publications	27,866	27,423
Retail	128,109	115,627
	218,612	204,175
COSTS APPLICABLE TO REVENUES:
Membership services	37,072	36,173
Publications	20,091	20,454
Retail	85,332	77,721
	142,495	134,348
GROSS PROFIT	76,117	69,827
OPERATING EXPENSES:
Selling, general and administrative	49,653	44,270
Restructuring charge	952	—
Depreciation and amortization	5,004	8,321
	55,609	52,591

INCOME FROM OPERATIONS	20,508	17,236
NON-OPERATING ITEMS:
Interest expense, net	(8,465)	(12,995)
Other non-operating income, net	186	109
	(8,279)	(12,886)
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	12,229	4,350
INCOME TAX EXPENSE	(4,358)	(2,315)
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	7,871	2,035
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,742)	—
NET INCOME	$6,129	$2,035

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2002	6/30/2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,129	$2,035
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	1,742	—
Deferred tax benefit	(6)	(362)
Depreciation and amortization	5,004	8,321
Provision for losses on accounts receivable	964	1,050
Deferred compensation	2,000	—
Gain on disposal of property and equipment	(4)	(1)
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	(580)	3,247
Inventories	(2,149)	(603)
Prepaid expenses and other assets	(3,770)	(2,680)
Accounts payable	6,082	9,396
Accrued and other liabilities	(1,707)	(4,031)
Deferred revenues	5,352	991
Net cash provided by operating activities	19,057	17,363
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,551)	(2,248)
Proceeds from sale of property and equipment	4	—
Net changes in intangible assets	(104)	(572)
Loans receivable	(1,189)	(1,131)
Net cash used in investing activities	(3,840)	(3,951)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	61,560	45,270
Principal payments of long-term debt	(78,475)	(55,653)
Net cash used in financing activities	(16,915)	(10,383)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,698)	3,029
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,180	3,456
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,482	$6,485

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill — Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets were adopted by the Company effective January 1, 2002.  The statements, among other things, require the use of purchase accounting for business combinations, discontinues amortization of Goodwill, and requires an annual assessment of goodwill for impairment.  Discontinuance of goodwill amortization commenced January 1, 2002.  See Note 5.

Accounting for Asset Retirement Obligations — SFAS No. 143 was issued in June 2001.  SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company plans to adopt this standard on January 1, 2003.  As the Company currently does not have any legal obligations associated with the retirement of long-lived assets within the scope of SFAS No. 143, the potential future impact of this statement is not expected to be significant.

Accounting for the Impairment or Disposal of Long-Lived Assets — SFAS No. 144 was issued in August 2001.  This statement addresses financial accounting and reporting of long-lived assets and for long-lived assets to be disposed of.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  SFAS No. 144 was adopted on January 1, 2002.  The adoption of SFAS No. 144 had no significant impact on the Company’s financial statement.

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

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED JUNE 30, 2002
Revenues from external customers	$33,815	$13,110	$74,827	$121,752
Segment operating profit	10,825	3,599	6,151	20,575

QUARTER ENDED JUNE 30, 2001
Revenues from external customers	$31,351	$12,654	$67,171	$111,176
Segment operating profit	9,622	2,847	6,600	19,069

	Membership Services	Publications	Retail	Consolidated
SIX MONTHS ENDED JUNE 30, 2002
Revenues from external customers	$62,637	$27,866	$128,109	$218,612
Segment operating profit	21,000	7,006	8,664	36,670

SIX MONTHS ENDED JUNE 30, 2001
Revenues from external customers	$61,125	$27,423	$115,627	$204,175
Segment operating profit	20,902	6,139	7,365	34,406

The following is a summary of the reportable segment reconciliations to the Company’s consolidated financial statements for the three and six months ended June 30, 2002 and 2001 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/02	6/30/01	6/30/02	6/30/01
Income From Operations Before Depreciation and Amortization
Total profit for reportable segments	$20,575	$19,069	$36,670	$34,406
Unallocated G & A expense	(6,399)	(4,633)	(11,158)	(8,849)
Income from operations before depreciation and amortization	$14,176	$14,436	$25,512	$25,557

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information the six months ended June 30 (in thousands):

	2002	2001
Cash paid during the period for:
Interest	$10,252	$14,677
Income taxes	3,415	3,121

Non-cash activities — On June 27, 2002, Affinity Group Thrift Holding Corp., an “unrestricted” or non-guarantying subsidiary of the Company under the terms of the Company’s Senior Notes, paid a $10,000,000 non-cash dividend through the Company to its parent, AGI Holding Corp.  This dividend was comprised of the net ABH capital note and a participation of the AGRP capital note having a net book value of $7,123,000 and $2,874,000, respectively.  In accordance with the terms of the Indenture, the Board of Directors approved the fair market value of the notes.

(5) GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 2, in January 2002, Affinity Group Holding, Inc. adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life.  Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002) and annually thereafter.  The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 3- Segment Information.  This methodology differs from Affinity Group Holding, Inc.’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

In accordance with the transition provisions of SFAS No. 142, Goodwill and Other Intangible Assets, Affinity Group Holding, Inc. recorded a one-time, non-cash charge of approximately $1.7 million to reduce the carrying value of its goodwill.  The SFAS No. 142 goodwill impairment is associated solely with goodwill of our Golf Card Club, which is included in our Membership Services segment.  Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.  In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology or recent comparable transactions.

The 2001 results on a historical basis do not reflect the provisions of SFAS No. 142.  Had Affinity Group Holding, Inc. adopted SFAS No. 142 on January 1, 2001, the historical net income would have been changed to the adjusted amounts indicated below:

	Three Months Ended 6/30/2001	Six Months Ended 6/30/2001
Net Income — As reported	$1,771	$2,035
Add back: Goodwill amortization	1,194	2,387
Adjusted Net Income	$2,965	$4,422

As of June 30, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Goodwill	$185,830	$(45,319)	$140,511
Membership and Customer Lists	4,048	(1,703)	2,345
Resort and Golf Course Participation Agreements	13,552	(8,606)	4,946
Non Compete and deferred consulting agreements	27,805	(8,945)	18,860
Deferred financing and organization costs	11,816	(5,419)	6,397
	$243,051	$(69,992)	$173,059

All intangible assets have a determinable useful life and are being amortized except for Goodwill.

A summary of changes in the Company’s goodwill during the quarter, and total assets at June 30, 2002, by business segment is as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
Balance as of January 1, 2002	$55,007	$47,318	$39,928	$142,253
Impairments	(1,742)	—	—	(1,742)
Balance as of June 30, 2002	$53,265	$47,318	$39,928	$140,511

 (6) CONTINGENCIES- RECENT EVENTS

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

(decrease) between periods:

	THREE MONTHS ENDED
	6/30/2002	6/30/2001	Inc/(Dec)
REVENUES:
Membership services	27.8%	28.2%	7.9%
Publications	10.8%	11.4%	3.6%
Retail	61.4%	60.4%	11.4%
	100.0%	100.0%	9.5%
COSTS APPLICABLE TO REVENUES:
Membership services	16.9%	17.8%	4.3%
Publications	7.5%	8.5%	(2.9)%
Retail	41.3%	40.5%	11.5%
	65.7%	66.8%	7.7%
GROSS PROFIT	34.3%	33.2%	13.1%
OPERATING EXPENSES:
Selling, general and administrative	21.9%	20.2%	18.3%
Restructuring charge	0.8%	—	—
Depreciation and amortization	2.0%	3.8%	(41.1)%
	24.7%	24.0%	12.6%
INCOME FROM OPERATIONS	9.6%	9.2%	14.3%
NON-OPERATING ITEMS:
Interest expense, net	(3.4)%	(5.8)%	(35.9)%
Other non-operating income, net	0.1%	—	50.0%
	(3.3)%	(5.8)%	(36.6)%
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	6.3%	3.4%	100.7%
INCOME TAX EXPENSE	(2.1)%	(1.8)%	26.6%
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4.2%	1.6%	185.3%
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—
NET INCOME	4.2%	1.6%	185.3%

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2002	6/30/2001	Inc/(Dec)
REVENUES:
Membership services	28.7%	29.9%	2.5%
Publications	12.7%	13.4%	1.6%
Retail	58.6%	56.7%	10.8%
	100.0%	100.0%	7.1%
COSTS APPLICABLE TO REVENUES:
Membership services	17.0%	17.7%	2.5%
Publications	9.2%	10.0%	(1.8)
Retail	39.0%	38.1%	9.8%
	65.2%	65.8%	6.1%
GROSS PROFIT	34.8%	34.2%	9.0%
OPERATING EXPENSES:
Selling, general and administrative	22.7%	21.7%	12.2%
Restructuring charge	0.4%	—	—
Depreciation and amortization	2.3%	4.1%	(39.9)%
	25.4%	25.8%	5.7%
INCOME FROM OPERATIONS	9.4%	8.4%	19.0%
NON-OPERATING ITEMS:
Interest expense, net	(3.9)%	(6.4)%	(34.9)%
Other non-operating income, net	0.1%	0.1%	70.6%
	(3.8)%	(6.3)%	(35.8)%
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5.6%	2.1%	181.1%
INCOME TAX EXPENSE	(2.0)%	(1.1%)	88.3%
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3.6%	1.0%	286.8%
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(0.8)%	—	—
NET INCOME	2.8%	1.0%	201.2%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002

Compared With Three Months Ended June 30, 2001

Revenues

Revenues of $121.8 million for the second quarter of 2002 increased by approximately $10.6 million, or 9.5%, from the comparable period in 2001.

Membership services revenues of $33.8 million for the second quarter of 2002 increased by approximately $2.5 million, or 7.9%, from the comparable period in 2001.  This revenue increase was largely attributable to a $1.3 million increase in member events revenue due to the timing of the annual Great North American RV Rally, which occurred during the first quarter of 2001, a $0.9 million increase in extended vehicle warranty program revenue due to an increased renewal rate on existing contracts and continued sales of the one-year warranty products, and a $0.3 million increase in emergency road service revenue as a result of increased enrollment.

Publication revenue of $13.1 million for the second quarter of 2002 increased $0.5 million, or 3.6%, from the comparable period in 2001 primarily due to additional advertising revenue in the water titles and one additional issue of an all-terrain vehicles title.

Retail revenue of $74.8 million increased $7.7 million, or 11.4%, over the second quarter of 2001.  This variance consisted of a $7.5 million increase in Camping World merchandise sales and a $0.2 million increase in recreational vehicle sales.  This increase in merchandise sales resulted from a same store sales increase of 12.8%, or an aggregate $5.2 million increase in store merchandise sales.  The remaining variance was attributable to a $1.6 million increase in mail order sales and a $0.7 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $80.0 million for the second quarter of 2002, an increase of $5.8 million, or 7.7%, from the comparable period in 2001.

Membership services costs and expenses of $20.6 million increased $0.9 million from the second quarter of 2001.  This increase consisted of $1.3 million in costs attributable to the timing of the Great North American RV Rally, and $0.5 million in costs from increased extended vehicle warranty program revenue, partially offset reduced expenses for RVtoday, the Company’s television program, and the RVSEARCH website in the amount of $0.5 million and $0.4 million, respectively.

Publication costs and expenses of $9.1 million for the second quarter of 2002 decreased $0.3 million, or 2.9%, from the comparable period in 2001 due to reduced production expenses for annual publications resulting from a reduced number of units sold.

Retail costs applicable to revenues increased $5.2 million, or 11.5%, to $50.2 million due to a 11.7% increase in merchandise sales.  The retail gross profit margin of 32.9% for the second quarter in 2002 remained unchanged from the comparable period in 2001.

Operating Expenses

Selling, general and administrative expenses of $26.7 million for the second quarter of 2002 increased $4.1 million compared to the second quarter of 2001 primarily due to an $0.8 million increase in lease expense as a result of the sale-leaseback transactions that occurred December 2001, a $1.8 million increase in retail selling expenses and a $1.5 million increase in deferred executive compensation.  Depreciation and amortization expenses of $2.5 million decreased $1.7 million from the prior year due to the sale-leaseback transactions, and the discontinuance of goodwill amortization per SFAS No. 142 “Goodwill and Other Intangible Assets” implemented January 1, 2002.  The Company incurred a one-time $1.0 million restructuring charge which is primarily attributable to a management change in the retail segment.  As of June 30, 2002, approximately $0.2 million was unpaid.

Income from Operations

Income from operations for the second quarter of 2002 increased $1.5 million, or 14.3%, to $11.7 million compared to $10.2 million for the second quarter of 2001.  This increase was due to increased gross profit from the retail, membership services and publications operations of $2.5 million, $1.6 million and $0.7 million, respectively, partially offset by increased operating expenses of $3.3 million.

Non-Operating Items

Non-operating expenses were $4.1 million for the second quarter of 2002, compared to $6.4 million for the same period in 2001 primarily due to reduced interest expense as a result of lower interest rates applied to a lower average outstanding debt balance.

Income before Income Taxes

Income before income taxes for the second quarter of 2002 was $7.6 million, or 100.7% over the second quarter of 2001.  This $3.8 million increase from the prior period was principally due to the $1.5 million increase in income from operations, combined with the $2.3 million decrease in interest expense, as noted above.

Income Tax Expense

The Company recognized approximately $2.6 million of tax expense for the second quarter of 2002 versus $2.0 million for the second quarter of 2001.

Net Income

The net income in the second quarter of 2002 was $5.1 million compared to $1.8 million for the same period in 2001.

Six Months Ended June 30, 2002

Compared With Six Months Ended June 30, 2001

Revenues

Revenues of $218.6 million for the six months of 2002 increased by approximately $14.4 million, or 7.1%, from the comparable period in 2001.

Membership services revenues of $62.6 million for the first half of 2002 increased by approximately $1.5 million, or 2.5%, from the comparable period in 2001.  This revenue increase was largely attributable to increased extended vehicle warranty program revenue due to an increased renewal rate on existing contracts and continued sales of the one-year warranty products.

Publication revenue of $27.9 million for the first half of 2002 increased $0.4 million from the comparable period in 2001.  This revenue increase was largely attributable to a $1.1 million increase in revenue for REV, a new all-terrain vehicle title, and increased ad revenue for the other motorcycle titles, partially offset by $0.4 million of reduced sales of the Trailer Life Campground Directory cd-rom and atlas, and reduced advertising and circulation revenue of $0.3 million for Motorhome and Trailer Life Magazines.

Retail revenue of $128.1 million increased $12.5 million, or 10.8%, over the first half of 2001.  This variance consisted of an $11.4 million increase in Camping World merchandise sales and a $1.1 million increase in recreational vehicles sales.  This increase in merchandise sales resulted from a same store sales increase of 12.2%, or an aggregate $8.8 million increase in store merchandise sales.  The remaining variance was attributable to $1.1 million increase in mail order sales, and a $1.5 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $142.5 million for the first half of 2002, an increase of $8.1 million, or 6.1%, from the comparable period in 2001.

Membership services costs and expenses of $37.1 million increased $0.9 million from the first half of 2001.  This increase was primarily associated with $1.3 million of prior period legal defense insurance reimbursements which were recovered in the first half of 2001, and increased expenses of $0.7 million for the extended vehicle warranty programs as a result of increased revenue.  These increases were partially offset by an $0.8 million decrease in costs for the RVSEARCH website and a $0.3 million expense reduction for member events.

Publication costs and expenses of $20.1 million for the first half of 2002 decreased $0.4 million from the comparable period in 2001 due to a $1.1 million reduction in marketing and production costs associated with the publications, partially offset by $0.7 million from increased costs associated with the all-terrain vehicle and motorcycle titles.

Retail costs applicable to revenues increased $7.6 million, or 9.8%, to $85.3 million due to a $7.1 million increase in retail costs which was primarily attributable to a 10.5% increase in merchandise sales, and a $0.5 million increase associated with increased sales of recreational vehicles.  The retail gross profit margin increased to 33.4% for the first half in 2002 from 32.8% for the same period in 2001 primarily due to a slight shift in product mix to higher margin products.

Operating Expenses

Selling, general and administrative expenses of $49.7 million for the first half of 2002 increased $5.4 million compared to the first half of 2001 primarily due to a $1.6 million increase in lease expense as a result of the sale-leaseback transactions that occurred December 2001, a $1.8 million increase in retail selling expenses, and a $2.0 million increase in deferred executive compensation.  Depreciation and amortization expenses of $5.0 million decreased $3.3 million from the prior year due to the sale-leaseback transactions, and the discontinuance of goodwill amortization per SFAS No. 142 “Goodwill and Other Intangible Assets” implemented January 1, 2002. The Company incurred a one-time $1.0 million restructuring charge which is primarily attributable to a management change in the retail segment.  As of June 30, 2002, approximately $0.2 million was unpaid.

Income from Operations

Income from operations for the first half of 2002 increased $3.3 million, or 19.0%, to $20.5 million compared to $17.2 million for the first half of 2001.  This increase was due to increased gross profit from the retail, publications operations and membership services of $4.9 million, $0.8 million and $0.6 million, respectively, which were partially offset by operating expenses of $3.0 million.

Non-Operating Items

Non-operating expenses were $8.3 million for the first half of 2002, compared to $12.9 million for the same period in 2001 primarily due to reduced interest expense as a result of lower interest rates applied to a lower average outstanding debt balance.

Income before Income Taxes and Cumulative Accounting Change

Income before income taxes and cumulative accounting change in the first half of 2002 was $12.2 million, or 181.1% over the first half of 2001.  This $7.9 million increase from the prior period was principally due to the $3.3 million increase in income from operations, combined with the $4.6 million decrease in interest expense, as noted above.

Income Tax Expense

The Company recognized approximately $4.4 million of tax expense for the first half of 2002 versus $2.3 million for the first half of 2001.

Cumulative Effect of Accounting Change

In accordance with the transition provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded a one-time non-cash charge of approximately $1.7 million to reduce the carrying value of its goodwill.  This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statement of Operations.

Net Income

The net income in the first half of 2002 was $6.1 million compared to $2.0 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI and Affinity Group Thrift Holding Corporation (“AGTHC”).  AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has historically operated with a working capital deficit.  The working capital deficit as of June 30, 2002 and December 31, 2001 was $53.2 million and $55.6 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $60.2 million and $54.9 million at June 30, 2002 and December 31, 2001, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is deferred over the life of the memberships.  The Company uses this advance membership cash to lower its revolver borrowings.  The Company generated $19.1 million and $17.4 million in net cash from operations for the first half of 2002 and 2001, respectively.  Management believes that net cash generated by operations together with available borrowings under its revolving credit line will be sufficient to meet all of its debt service requirements and capital requirements over the next twelve months.

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 (“AGHI Senior Notes”).  On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility (“AGI Credit Facility”) consisting of two term loans (“Term A” and “Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million.  The revolving credit facility was amended to $74.5 million on December 5, 2001.  The interest on borrowings under the AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 2.25% to 4.125% over the stated rates.  As of June 30, 2002, the average interest rates on the term loans and revolving credit facility were 5.72% and 5.17%, respectively, and permitted borrowings under the undrawn revolving line were $27.8 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  As of June 30, 2002, $13.8 million and $23.2 million were outstanding under the Term A and B loans, respectively.  Re-borrowings under the Term Loans are not permitted.  The term loans have aggregate quarterly scheduled payments of $1.46 million in 2002.  The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on June 30, 2004 and June 30, 2005, respectively.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $5.0 million may be allocated to such letters of credit.  As of June 30, 2002, the Company had letters of credit in the amount of $2.6 million outstanding.  The AGI Credit Facility is secured by virtually all the assets and a pledge of the stock of AGI.

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

Concurrent with the above real estate transaction, the Company amended the AGI Credit Facility to allow for the release of the above real estate, increase the revolving credit commitment from $70.0 million to $74.5 million, adjust the amortization of the Term A loans, amend the pricing schedule and re-set certain financial covenants.

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

In connection with the December 2001 sale-leaseback transactions, Affinity Group Thrift Holding Corporation (“AGTHC”), a wholly-owned subsidiary of the Company and an “unrestricted” subsidiary under the terms of the indenture governing the AGHI Senior Notes, sold a $15.0 million participation in the Affinity Bank Holdings, Inc. Capital Note held by AGTHC to an affiliate of Mr. Adams, the Company’s Chairman.  AGTHC used the net proceeds of this sale to purchase a $14.5 million Capital Note of AGRP Corp.  The Capital Note accrues interest at the rate of 11% per annum until maturity on December 5, 2011.  Interest is payable from time to time as declared by the board of directors of AGRP Holding Corp.  Interest not paid will accumulate and will be compounded annually until paid.

On June 27, 2002, AGTHC paid a $10,000,000 non-cash dividend through the Company to AGHC.  This dividend was comprised of the net balance of the Affinity Bank Holdings, Inc. Capital Note and a participation in the AGRP Capital Note, which had a net book value of amount of $7,123,000 and $2,877,000, respectively.  In accordance with the terms of the Indenture, the Board of Directors approved the fair market value of the notes.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2002.

During the first half of 2002, payments under the terms of several phantom stock agreements totaled $0.9 million.  Additional phantom stock payments of $0.6 million are scheduled to be made over the remainder of the calendar year.

Capital expenditures for the first half of 2002 totaling $2.6 million increased $0.4 million from the first half of 2001.  Additional capital expenditures of $2.9 million are anticipated for the balance of 2002, primarily for a Camping World supercenter point of sale equipment, continued enhancements to membership marketing databases, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

PART II:  OTHER INFORMATION

None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/s/ Mark J. Boggess
Date: August 9, 2002	Mark J. Boggess
Senior Vice President
Chief Financial Officer