Form 10-Q
period 2002-09-30
AFFINITY GROUP HOLDING INC
filed 2002-11-06
CIK 1038622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2002	333-26389

AFFINITY GROUP HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2922099
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Inverness Drive East Englewood, CO 80112	(303) 792-7284
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

YES  ☒         NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2002
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

(In Thousands)

	9/30/02	12/31/01
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$961	$3,180
Accounts receivable, less allowance for doubtful accounts of $1,765 in 2002 and $1,587 in 2001	20,890	20,636
Inventories	32,364	32,065
Prepaid expenses and other assets	16,696	10,281
Deferred tax asset	4,985	4,985
Total current assets	75,896	71,147

PROPERTY AND EQUIPMENT, net	18,499	18,277
NOTES FROM AFFILIATES	18,685	30,128
INTANGIBLE ASSETS, net	31,626	34,382
GOODWILL	140,511	142,253
DEFERRED TAX ASSET	19,568	18,703
OTHER ASSETS	3,896	3,750
	$308,681	$318,640
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$18,130	$17,554
Accrued interest	7,782	4,565
Accrued income taxes	4,223	2,212
Accrued liabilities	31,211	30,059
Deferred revenues and gains	63,759	54,872
Deferred tax liability	1,281	1,281
Current portion of long-term debt	7,578	16,189
Total current liabilities	133,964	126,732

DEFERRED REVENUES AND GAINS	40,194	41,290
LONG-TERM DEBT, net of current portion	199,370	212,127
DEFERRED TAX LIABILITY	11,737	11,737
OTHER LONG-TERM LIABILITIES	4,262	3,103
	389,527	394,989

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	2,021	12,021
Accumulated deficit	(82,868)	(88,371)
Total stockholder’s deficit	(80,846)	(76,349)
	$308,681	$318,640

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/02	9/30/01
REVENUES:
Membership services	$31,318	$29,902
Publications	12,744	12,118
Retail	68,240	61,582
	112,302	103,602

COSTS APPLICABLE TO REVENUES:
Membership services	19,520	18,974
Publications	8,439	8,485
Retail	45,359	42,279
	73,318	69,738

GROSS PROFIT	38,984	33,864

OPERATING EXPENSES:
Selling, general and administrative	27,706	20,990
Restructuring charge	600	—
Depreciation and amortization	2,427	4,100
	30,733	25,090

INCOME FROM OPERATIONS	8,251	8,774

NON-OPERATING ITEMS:
Interest expense, net	(4,153)	(6,096)
Other non-operating income, net	61	65
	(4,092)	(6,031)
INCOME BEFORE INCOME TAXES	4,159	2,743

INCOME TAX EXPENSE	(1,785)	(1,398)

NET INCOME	$2,374	$1,345

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2002	9/30/2001
REVENUES:
Membership services	$93,955	$91,027
Publications	40,610	39,541
Retail	196,349	177,209
	330,914	307,777
COSTS APPLICABLE TO REVENUES:
Membership services	56,592	55,147
Publications	28,530	28,939
Retail	130,691	120,000
	215,813	204,086

GROSS PROFIT	115,101	103,691

OPERATING EXPENSES:
Selling, general and administrative	77,359	65,260
Restructuring charge	1,552	—
Depreciation and amortization	7,431	12,421
	86,342	77,681

INCOME FROM OPERATIONS	28,759	26,010

NON-OPERATING ITEMS:
Interest expense, net	(12,618)	(19,091)
Other non-operating income, net	247	174
	(12,371)	(18,917)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	16,388	7,093

INCOME TAX EXPENSE	(6,143)	(3,713)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,245	3,380

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,742)	—

NET INCOME	$8,503	$3,380

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2002	9/30/2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,503	$3,380
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	1,742	—
Deferred tax benefit	(865)	(3)
Depreciation and amortization	7,431	12,421
Provision for losses on accounts receivable	1,369	1,400
Deferred compensation	4,500	—
(Gain) Loss on disposal of property and equipment	(4)	8
Changes in operating assets and liabilities:
Accounts receivable	(1,623)	2,565
Inventories	(299)	1,696
Prepaid expenses and other assets	(6,561)	(4,596)
Accounts payable	576	6,588
Accrued and other liabilities	3,039	(425)
Deferred revenues	7,791	4,205
Net cash provided by operating activities	25,599	27,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,761)	(3,191)
Proceeds from sale of property and equipment	4	3
Net changes in intangible assets	(136)	(877)
Loans receivable	(1,557)	(1,685)
Net cash used in investing activities	(6,450)	(5,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	82,830	57,160
Principal payments of long-term debt	(104,198)	(79,427)
Net cash used in financing activities	(21,368)	(22,267)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,219)	(778)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,180	3,456

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$961	$2,678

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

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill – Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets were adopted by the Company effective January 1, 2002.  The statements, among other things, require the use of purchase accounting for business combinations, discontinues amortization of Goodwill, and requires an annual assessment of goodwill for impairment.  Discontinuance of goodwill amortization commenced January 1, 2002.  See Note 5.

Accounting for Asset Retirement Obligations – SFAS No. 143 was issued in June 2001.  SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company plans to adopt this standard on January 1, 2003.  As the Company currently does not have any legal obligations associated with the retirement of long-lived assets within the scope of SFAS No. 143, the potential future impact of this statement is not expected to be significant.

Accounting for the Impairment or Disposal of Long-Lived Assets – SFAS No. 144 was issued in August 2001.  This statement addresses financial accounting and reporting of long-lived assets and for long-lived assets to be disposed of.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  SFAS No. 144 was adopted on January 1, 2002.  The adoption of SFAS No. 144 had no significant impact on the Company’s financial statement.

(3)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail.  The Membership Services segment operates the Good Sam Club, Coast to Coast Club, and Camping World’s President’s Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  These membership clubs form a receptive audience to which the Company markets its products and services.  The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV industry trade magazines.  The Retail segment sells recreational vehicles and specialty retail merchandise and services for RV enthusiasts primarily through retail supercenters, mail order catalogs, and websites.  The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciation and amortization.

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

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED SEPTEMBER 30, 2002
Revenues from external customers	$31,318	$12,744	$68,240	$112,302
Segment operating profit	9,980	3,911	3,967	17,858

QUARTER ENDED SEPTEMBER 30, 2001
Revenues from external customers	$29,902	$12,118	$61,582	$103,602
Segment operating profit	8,642	3,278	5,272	17,192

	Membership Services	Publications	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from external customers	$93,955	$40,610	$196,349	$330,914
Segment operating profit	30,980	10,917	12,631	54,528

NINE MONTHS ENDED SEPTEMBER 2001
Revenues from external customers	$91,027	$39,541	$177,209	$307,777
Segment operating profit	29,544	9,417	12,637	51,598

The following is a summary of the reportable segment reconciliations to the Company’s consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/02	9/30/01	9/30/02	9/30/01
Income From Operations Before Depreciation and Amortization
Total profit for reportable segments	$17,858	$17,192	$54,528	$51,598
Unallocated G & A expense	(7,180)	(4,318)	(18,338)	(13,167)

Income from operations before depreciation and amortization	$10,678	$12,874	$36,190	$38,431

(4)  STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information the nine months ended September 30 (in thousands):

	2002	2001
Cash paid during the period for:
Interest	$11,433	$17,533
Income taxes	6,493	5,129

Non-cash activities – On June 27, 2002, Affinity Group Thrift Holding Corp., (“AGTHC”), an “unrestricted” or non-guarantying subsidiary of the Company under the terms of the Company’s Senior Notes, paid a $10,000,000 non-cash dividend through the Company to its parent, AGI Holding Corp., (“AGHC”).  Furthermore, on September 30, 2002, AGTHC paid a $3,000,000 non-cash dividend through the Company to its parent, AGHC.  These dividends were comprised of the net ABH capital note and participations of the AGRP capital note with net book values of $7,123,000 and $5,877,000, respectively.  In accordance with the terms of the Indenture (as defined below), the Board of Directors approved the fair market value of the notes.

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

The 2001 results on a historical basis do not reflect the provisions of SFAS No. 142.  Had Affinity Group Holding, Inc. adopted SFAS No. 142 on January 1, 2001, the historical net income would have been changed to the adjusted amounts indicated below:

	Three Months Ended 9/30/01	Nine Months Ended 9/30/01

Net Income - As reported	$1,345	$3,380
Add back: Goodwill amortization	1,194	3,581
Adjusted Net Income	$2,539	$6,961

As of September 30, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Goodwill	$185,830	$(45,319)	$140,511
Membership and Customer Lists	4,048	(1,794)	2,254
Resort and Golf Course Participation Agreements	13,541	(8,736)	4,805
Non Compete and deferred consulting agreements	27,805	(9,268)	18,537
Deferred financing and organization costs	11,834	(5,804)	6,030
	$243,058	$(70,921)	$172,137

All intangible assets have a determinable useful life and are being amortized except for Goodwill.

No changes were made in the Company’s goodwill during the third quarter of 2002.  A summary of changes in the Company’s goodwill for the nine months ended September 30, 2002, by business segment, is as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
Balance as of January 1, 2002	$55,007	$47,318	$39,928	$142,253
Impairments	(1,742)	—	—	(1,742)
Balance as of September 30, 2002	$53,265	$47,318	$39,928	$140,511

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

	THREE MONTHS ENDED
	9/30/02	9/30/01	Inc/(Dec)
REVENUES:
Membership services	27.9%	28.9%	4.7%
Publications	11.3%	11.7%	5.2%
Retail	60.8%	59.4%	10.8%
	100.0%	100.0%	8.4%

COSTS APPLICABLE TO REVENUES:
Membership services	17.4%	18.3%	2.9%
Publications	7.5%	8.2%	(0.5)%
Retail	40.4%	40.8%	7.3%
	65.3%	67.3%	5.1%

GROSS PROFIT	34.7%	32.7%	15.1%

OPERATING EXPENSES:
Selling, general and administrative	24.7%	20.2%	32.0%
Restructuring charge	0.5%	—	—
Depreciation and amortization	2.2%	4.0%	(40.8)%
	27.4%	24.2%	22.5%

INCOME FROM OPERATIONS	7.3%	8.5%	(6.0)%

NON-OPERATING ITEMS:
Interest expense, net	(3.7)%	(6.0)%	(31.9)%
Other non-operating income, net	0.1%	0.1%	(6.2)%
	(3.6)%	(5.9)%	(32.2)%

INCOME BEFORE INCOME TAXES	3.7%	2.6%	51.6%

INCOME TAX EXPENSE	(1.6)%	(1.3)%	27.7%

NET INCOME	2.1%	1.3%	76.5%

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2002	9/30/2001	Inc/(Dec)
REVENUES:
Membership services	28.4%	29.6%	3.2%
Publications	12.3%	12.8%	2.7%
Retail	59.3%	57.6%	10.8%
	100.0%	100.0%	7.5%

COSTS APPLICABLE TO REVENUES:
Membership services	17.1%	17.9%	2.6%
Publications	8.6%	9.4%	(1.4)%
Retail	39.5%	39.0%	8.9%
	65.2%	66.3%	5.7%

GROSS PROFIT	34.8%	33.7%	11.0%

OPERATING EXPENSES:
Selling, general and administrative	23.4%	21.2%	18.5%
Restructuring charge	0.5%	—	—
Depreciation and amortization	2.2%	4.0%	(40.2)%
	26.1%	25.2%	11.1%

INCOME FROM OPERATIONS	8.7%	8.5%	10.6%

NON-OPERATING ITEMS:
Interest expense, net	(3.8)%	(6.3)%	(33.9)%
Other non-operating income, net	0.1%	0.1%	42.0%
	(3.7)%	(6.2)%	(34.6)%

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5.0%	2.3%	131.0%

INCOME TAX EXPENSE	(1.9)%	(1.2)%	65.4%

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3.1%	1.1%	203.1%

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(0.5)%	—	—

NET INCOME	2.6%	1.1%	151.6%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002

Compared With Three Months Ended September 30, 2001

Revenues

Revenues of $112.3 million for the third quarter of 2002 increased by approximately $8.7 million, or 8.4%, from the comparable period in 2001.

Membership services revenues of $31.3 million for the third quarter of 2002 increased by approximately $1.4 million, or 4.7%, from the comparable period in 2001.  This revenue increase was largely attributable to a $1.1 million increase in extended vehicle warranty program revenue due to an increased renewal rate on existing contracts and continued sales of the one-year warranty products and a $0.3 million increase in marketing fee income recognized on sales of vehicle insurance products.

Publication revenues of $12.7 million for the third quarter of 2002 increased $0.6 million, or 5.2%, from the comparable period in 2001 primarily due to the release of the September/October issue of Cruising Rider in the third quarter of 2002 versus the second quarter of 2001, one additional issue of an all-terrain vehicles title, and additional book sales.

Retail revenues of $68.2 million increased $6.7 million, or 10.8%, over the third quarter of 2001.  This variance consisted of a $6.5 million increase in Camping World merchandise sales and a $0.2 million increase in recreational vehicle sales.  The increase in merchandise sales primarily resulted from a same store sales increase of 11.6%, or an aggregate $4.4 million increase in store merchandise sales.  The remaining increase in merchandise sales was attributable to a $1.2 million increase in mail order sales and a $0.9 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $73.3 million for the third quarter of 2002, an increase of $3.6 million, or 5.1%, from the comparable period in 2001.

Membership services costs and expenses of $19.5 million increased $0.5 million from the third quarter of 2001.  This increase consisted of $0.5 million in costs from increased extended vehicle warranty program revenue, and $0.3 million increase in emergency road service costs, primarily from increased claims, partially offset by reduced production and media costs of $0.3 million for RVtoday, the Company’s television program.

Publication costs and expenses of $8.4 million for the third quarter of 2002 remained consistent with the comparable period in 2001 due to reduced expenses for annual publications offset by increased costs associated with the motorcycle and all-terrain vehicle titles.

Retail costs applicable to revenues increased $3.1 million, or 7.3%, to $45.4 million primarily due to the 11.6% increase in merchandise sales.  The retail gross profit margin of 33.5% for the third quarter in 2002 increased from 31.3% from the comparable period in 2001 due to higher net labor rates charged on installation sales and a shift to higher margin products.

Operating Expenses

Selling, general and administrative expenses of $27.7 million for the third quarter of 2002 increased $6.7 million compared to the third quarter of 2001 primarily due to an $0.8 million increase in lease expense as a result of the sale-leaseback transactions that occurred in December 2001, a $3.4 million increase in retail labor and other retail selling, general and administrative expenses and a $2.5 million increase in deferred executive compensation.  Depreciation and amortization expenses of $2.4 million decreased $1.7 million from the prior year due to the sale-leaseback transactions, and the discontinuance of goodwill amortization per SFAS No. 142 “Goodwill and Other Intangible Assets” implemented January 1, 2002.  The Company incurred a $0.6 million restructuring charge which is primarily attributable to a management change in the retail segment.  This restructuring charge is scheduled to be paid in the fourth quarter of 2002.

Income from Operations

Income from operations for the third quarter of 2002 decreased $0.5 million, or 6.0%, to $8.3 million compared to $8.8 million for the third quarter of 2001.  This decrease was due to increased operating expenses of $5.6 million partially offset by increased gross profit from the retail, membership services and publications operations of $3.5 million, $0.9 million and $0.7 million, respectively.

Non-Operating Items

Non-operating expenses were $4.1 million for the third quarter of 2002, compared to $6.0 million for the same period in 2001 primarily due to reduced interest expense as a result of lower interest rates applied to a lower average outstanding debt balance.

Income before Income Taxes

Income before income taxes for the third quarter of 2002 was $4.2 million, or 51.6% over the third quarter of 2001.  This $1.4 million increase from the prior period was principally due to the $1.9 million decrease in interest expense that was partially offset by the $0.5 million decrease in income from operations.

Income Tax Expense

The Company recognized approximately $1.8 million of tax expense for the third quarter of 2002 versus $1.4 million for the third quarter of 2001.  The effective tax rate in 2001 is higher than statutory rates due primarily to the amortization of non-deductible goodwill.

Net Income

The net income in the third quarter of 2002 was $2.4 million compared to $1.3 million for the same period in 2001.

Nine Months Ended September 30, 2002
Compared With Nine Months Ended September 30, 2001

Revenues

Revenues of $330.9 million for the nine months of 2002 increased by approximately $23.1 million, or 7.5%, from the comparable period in 2001.

Membership services revenues of $94.0 million for the first nine months of 2002 increased by approximately $2.9 million, or 3.2%, from the comparable period in 2001.  This revenue increase was largely attributable to increased extended vehicle warranty program revenue of $2.7 million due to an increased renewal rate on existing contracts and continued sales of the one-year warranty products, $0.7 million of additional revenue from emergency road service products and $0.5 million of marketing fee income recognized on sales of vehicle insurance products partially offset by a $1.0 million decrease in marketing fee income from the sale of recreational vehicle financing products.

Publication revenues of $40.6 million for the first nine months of 2002 increased $1.1 million from the comparable period in 2001.  This revenue increase was largely attributable to a $1.6 million increase in ad and circulation revenue for the all-terrain vehicle and motorcycle titles, and the addition of REV, a new all-terrain vehicle title, partially offset by $0.3 million reduction in sales of the Trailer Life Campground Directory CD-ROM and atlas products and a $2.0 million reduction in advertising and circulation revenue due to the consolidation of two personal watercraft titles.

Retail revenues of $196.3 million increased $19.1 million, or 10.8%, over the first nine months of 2001.  This variance consisted of a $17.9 million increase in Camping World merchandise sales and a $1.2 million increase in recreational vehicles sales.  This increase in merchandise sales resulted from a same store sales increase of 12.1%, or an aggregate $13.2 million increase in store merchandise sales.  The remaining variance was attributable to a $2.3 million increase in mail order sales, and a $2.4 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $215.8 million for the first nine months of 2002, an increase of $11.7 million, or 5.7%, from the comparable period in 2001.

Membership services costs and expenses of $56.6 million increased $1.4 million from the first nine months of 2001.  This increase was primarily associated with $1.2 million of increased expenses for the extended vehicle warranty programs as a result of increased revenue, and $1.1 million of Coast to Coast club expense primarily associated with prior period legal defense insurance reimbursements which were recovered in the first half of 2001.  These increases were partially offset by a $0.9 million decrease in costs for the RVSEARCH website.

Publication costs and expenses of $28.5 million for the first nine months of 2002 decreased $0.4 million from the comparable period in 2001 due to $0.7 million of reduced production costs in the RV titles, $0.4 million of decreased wages and website development costs, and $0.3 million of reduced costs associated with the consolidation of two personal watercraft titles, partially offset by $1.0 million of increased production costs associated with the all-terrain vehicle and motorcycle titles.

Retail costs applicable to revenues increased $10.7 million, or 8.9%, to $130.7 million due to a $10.1 million increase in retail costs which was primarily attributable to a 12.0% increase in Camping World merchandise sales, and a $0.6 million increase associated with increased sales of recreational vehicles.  The retail gross profit margin increased to 33.4% for the first nine months of 2002 from 32.3% for the same period in 2001 primarily due higher net labor rates charged on installation sales and a shift to higher margin products.

Operating Expenses

Selling, general and administrative expenses of $77.4 million for the first nine months of 2002 increased $12.1 million compared to the first nine months of 2001 primarily due to a $2.6 million increase in lease expense as a result of the sale-leaseback transactions that occurred December 2001, a $5.0 million increase in retail labor and other retail selling, general and administrative expenses, and a $4.5 million increase in deferred executive compensation.  Depreciation and amortization expenses of $7.4 million decreased $5.0 million from the prior year due to the sale-leaseback transactions, and the discontinuance of goodwill amortization per SFAS No. 142 “Goodwill and Other Intangible Assets” implemented January 1, 2002. The Company incurred a $1.6 million restructuring charge which is primarily attributable to a management change in the retail segment.  As of September 30, 2002, approximately $0.8 million was unpaid.

Income from Operations

Income from operations for the first nine months of 2002 increased $2.7 million, or 10.6%, to $28.8 million compared to $26.0 million for the first nine months of 2001.  This increase was due to increased gross profit from the retail, publications, and membership services operations of $8.4 million, $1.5 million and $1.5 million, respectively, which were partially offset by operating expense increases of $8.7 million.

Non-Operating Items

Non-operating expenses were $12.4 million for the first nine months of 2002, compared to $18.9 million for the same period in 2001 primarily due to reduced interest expense as a result of lower interest rates applied to a lower average outstanding debt balance.

Income before Income Taxes and Cumulative Accounting Change

Income before income taxes and cumulative accounting change in the first nine months of 2002 was $16.4 million, or 131.0% over the first nine months of 2001.  This $9.3 million increase from the prior period was principally due to the $2.7 million increase in income from operations, combined with a $6.5 million decrease in interest expense, and a $0.1 million increase in other non-operating income.

Income Tax Expense

The Company recognized approximately $6.1 million of tax expense for the first nine months of 2002 versus $3.7 million for the first nine months of 2001.  The effective tax rate in 2001 is higher than statutory rates due primarily to the amortization of non-deductible goodwill.

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

Net Income

The net income in the first nine months of 2002 was $8.5 million compared to $3.4 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI and Affinity Group Thrift Holding Corporation (“AGTHC”).  AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has historically operated with a working capital deficit.  The working capital deficit as of September 30, 2002 and December 31, 2001 was $58.1 million and $55.6 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $63.8 million and $54.9 million at September 30, 2002 and December 31, 2001, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is deferred over the life of the memberships.  The Company uses this advance membership cash to lower its revolver borrowings.  The Company generated $25.6 million and $27.2 million in net cash from operations for the first nine months of 2002 and 2001, respectively.  Management believes that net cash generated by operations together with available borrowings under its revolving credit line will be sufficient to meet all of its debt service requirements and capital requirements over the next twelve months.

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes under an indenture dated April 2, 1997 (the “Indenture”) maturing on April 1, 2007 (“AGHI Senior Notes”).  On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility (“AGI Credit Facility”) consisting of two term loans (“Term A” and “Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million.  The revolving credit facility was amended to $74.5 million on December 5, 2001.  The interest on borrowings under the AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 2.25% to 4.125% over the stated rates.  As of September 30, 2002, the average interest rates on the term loans and revolving credit facility were 5.56% and 4.89%, respectively, and permitted borrowings under the undrawn revolving line were $30.2 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  As of September 30, 2002, $12.5 million and $23.0 million were outstanding under the Term A and B loans, respectively.  Re-borrowings under the Term Loans are not permitted.  The term loans have aggregate quarterly scheduled payments of $1.46 million in 2002.  The aggregate quarterly scheduled payments on the term loans are $1.94 million and $2.53 million for 2003 and 2004, respectively.  The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on June 30, 2004 and September 31, 2005, respectively.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $5.0 million may be allocated to such letters of credit.  As of September 30, 2002, the Company had letters of credit in the amount of $3.2 million outstanding.  The AGI Credit Facility is secured by virtually all the assets and a pledge of the stock of AGI.

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

The AGI Credit Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes.  Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow and limitations on capital expenditures and total indebtedness.  In addition, the AGI Credit Facility prohibits the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage is less than 4.75 to 1.

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

On September 30, 2002, AGTHC paid a $3.0 million non-cash dividend through the Company to AGHC.  This dividend was comprised of a participation in the AGRP Capital Note, which had a net book value of $3.0 million.  In accordance with the terms of the Indenture, the Board of Directors approved the fair market value on the notes.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at September 30, 2002.

For the three and nine months ended September 30, 2002, the Company incurred deferred executive compensation expense of $2.5 million and $4.5 million, respectively, under the phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next five years.  During the first nine months of 2002, payments under the terms of several phantom stock agreements totaled $1.4 million.  No additional phantom stock payments are scheduled to be made over the remainder of the calendar year.

Capital expenditures for the first nine months of 2002 totaling $4.8 million increased $1.6 million from the first nine months of 2001.  Additional capital expenditures of $4.2 million are anticipated for the balance of 2002, primarily for a Camping World supercenter point of sale equipment, continued enhancements to membership marketing databases, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

CRITICAL ACCOUNTING POLICIES

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to membership programs and incentives, bad debts, inventories, intangible assets, employee health insurance benefits, income taxes, restructuring, and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Some of the membership revenue is generated from lifetime memberships.  The revenue and expense associated with these memberships are deferred and amortized over an 18-year period, which is the actuarially determined estimated fulfillment period.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.

Accounts Receivable

The Company estimates the collectibility of its trade receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer.  Changes in required reserves have been recorded in recent periods and may occur in the future due to the market environment.

Inventory

The Company is required to state inventories at the lower of cost or market.  In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels.  The Company has recorded changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as changes in market conditions due to changes in demand requirements.  It is possible that changes in required inventory reserves may continue to occur in the future due to the market conditions.

Restructuring

During the nine months ended September 30, 2002, the Company recorded reserves in connection with the restructuring program within the retail segment of the Company.  These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions.  Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

PART II:  OTHER INFORMATION

None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/s/ Mark J. Boggess
Date: November 6, 2002	Mark J. Boggess
Senior Vice President Chief Financial Officer