Form 10-K
period 2002-12-31
AFFINITY GROUP HOLDING INC
filed 2003-03-21
CIK 1038622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 OR

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

YES  ☒        NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 21, 2003
Common stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE: Documents Referenced on Exhibit Index

PART I

ITEM 1:  BUSINESS

General

Except where the context indicates otherwise, the term “Company”, or “AGHI” means Affinity Group Holding, Inc. and its predecessors and subsidiaries.

The Company is a member-based direct marketing organization with complementary retail outlets across the country.  The Company’s club members form a receptive audience to which it sells products, services, merchandise and publications targeted to the recreational interests of club members.  The Company’s three principal lines of business are (i) club memberships and related products, services and club magazines, (ii) specialty retail merchandise distributed primarily through its Camping World retail supercenters, mail order catalogs and the Internet, and (iii) subscription magazines and other publications including directories.  The Company’s affinity groups are principally comprised of recreational vehicle owners, campers, outdoor recreationists and, to a lesser extent, golfers.  See Footnote 12 in the Notes to Consolidated Financial Statements for financial information about the Company’s segments.

At December 31, 2002, there were approximately 1.8 million dues paying members enrolled in the Company’s clubs, remaining level with 2001.  The paid circulation per issue of the Company’s general circulation magazines is estimated at approximately 934,000 with an aggregate readership estimated at 5.1 million at December 31, 2002.  The Company believes its club members have favorable demographic characteristics and comparatively high renewal rates.  Total revenues of the Company were $431.1 million for the year ended December 31, 2002, compared to $405.4 million for the year ended December 31, 2001, representing a 6.4% increase.

Business Strategy

The Company’s business strategy is to increase (i) the enrollment of its clubs through internal growth and acquisitions, (ii) the sales of its products and services to club members and the general public through improving and expanding its distribution channels and by developing and enhancing its product and service offerings, and (iii) the circulation of its publications by introducing new magazines and acquiring publications which are complementary to the Company’s recreational market niche.  The Company also seeks to realize operational efficiencies through the integration of acquired businesses.

Enhance Club Membership Enrollment

The Company seeks to increase the number of its club members through maximizing renewals by establishing an optimal mix of channels for soliciting new members and re-acquiring inactive members.  These channels include an internet presence through RV.Net.  Management believes that the participation levels and renewal rates of club members reflect the benefits derived from membership.  In order to maintain high participation rates in its clubs, the Company continuously evaluates member satisfaction and actively responds to changing member preferences through the enhancement or introduction of new membership benefits including products and services.  The Company also uses alternative channels for acquiring club members.  This is achieved through the use of two separate call centers, promotion in the publication titles it owns, through the national network of Camping World supercenters, mail order catalogs, and the Internet.

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

Increase Sales of Products and Services

The Company seeks to increase the sale of its products and services due to their profitability and the favorable impact such programs have on club membership growth and retention.  Management continues to pursue the substantial opportunity which exists in marketing its clubs and ancillary products and services through the national network of Camping World supercenters and mail order catalogs.  This cross-club potential is exemplified by the significant percentage of Good Sam Club members which currently subscribe to one or more of the Company’s products and services, such as the emergency road service program and the extended vehicle warranty program.  Management also believes that the Good Sam Club members who are not currently members of Camping World’s President’s Club represent a focused group of customers to which it will market Camping World’s RV accessory merchandise.  The Company regularly studies the feasibility of introducing new products and services.

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

RV Industry

The use of recreational vehicles (“RVs”) and the demand for club memberships and related products and services may be influenced by a number of factors including general economic conditions, the availability and price of propane and gasoline, and the total number of RVs.  The Company believes that both the installed base of RVs and the type of RV owned (full service vehicles excluding van conversions) are the most important factors affecting the demand for its membership clubs, merchandise, products and services.  Based on the most recent survey conducted in 2001 by the National Survey of the RV Consumer of the University of Michigan (the “Survey”), the number of households owning RVs is projected to increase from 6.9 million in 2001 to nearly 8.0 million in 2010.  The Survey also indicates that the percentage of households owning RVs during this period will rise slightly from 7.6% to 7.8%.

According to the Survey, the average RV owner is 49 years old.  RV ownership also increases with age reaching its highest percentage level among those 55 to 64 years old.  Households in this age group are projected to increase from 14.3 million in 2001 to 20.7 million in 2010.  RV ownership also is concentrated in the western United States, an area in which the population growth rate continues to be greater than the national average.  The Survey also indicates that RV ownership is associated with higher than average annual household income, which among RV owners was approximately $56,000 per annum as compared to the national average of $42,000 per annum.

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

The following table sets forth the number of members at December 31, 2002, annual membership dues and average annual renewal rates during the period of 1998 to 2002 for each club:

Membership Club	Number of Members at December 31, 2002(1)	Annual Fee(2)	Average Renewal Rate(3)
Good Sam Club	960,600	$ 12 - $ 25	70%

Coast to Coast Club	139,800	$ 80 - $ 90	71%

President’s Club	626,000	$ 15 - $ 20	67%

Golf Card Club	79,400	$ 49 - $ 65	64%

(1)               Also Includes multi-year and lifetime members.

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

Beginning in 1992, the Company began selling lifetime memberships for the Good Sam Club.  As of December 31, 2002, the average price for a lifetime membership was $330 with 121,413 members registered.  Based on an actuarial analysis of the lifetime members, the Company expects the average length of a lifetime membership to be 18 years.

Good Sam Club

The Good Sam Club, founded in 1966, is a membership organization for owners of recreation vehicles.  The Good Sam Club is the largest RV club in North America with approximately 960,600 member families and over 1,900 local chapters as of December 31, 2002.  The average renewal rate for Good Sam Club members was approximately 70% during the period 1998 through 2002.  The Company has focused on selling higher margin multi-year memberships which, among other advantages, reduces the cost of membership renewal.  At December 31, 2002, the average length of time for participation in the Good Sam Club was almost 7 years with most club members purchasing annual memberships.

Membership fees range from $12 to $25, subject to the term and type (acquisition or renewal).  The benefits of club memberships include: discounts for overnight stays at approximately 1,650 participating RV parks and campgrounds; discounts on the purchase of supplies and accessories for recreation vehicles at nearly 100 RV service centers; a free annual subscription to Highways, the club’s regular news magazine; discounts on other Company publications; trip routing and mail-forwarding; and access to products and services developed for club members.  Based on typical usage patterns, the Company estimates that Good Sam Club members realize estimated annual savings from discounts of $158.

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

The following table lists the number of club members and RV parks and campgrounds from 1998 through 2002 at which discounts for members were available at December 31st of the respective year:

	Year Ended December 31
	2002	2001	2000	1999	1998

Number of Good Sam Members (1)	960,600	946,800	949,600	970,100	936,200

Lifetime members included above	121,400	119,000	114,800	109,900	102,800

Number of RV campgrounds offering discounts to Good Sam members	1,650	1,650	1,747	1,775	1,682

(1)               A member consists of a household.

Coast to Coast

The Coast to Coast Club operates the largest reciprocal use network of private RV resorts in North America.  The Company offers a series of membership benefits depending upon pricing and program type under the Coast to Coast name.  Members of Coast to Coast belong to a private RV resort owned and operated by parties unrelated to the Company.  Club members may use the participating resorts in the Coast to Coast network on a reservation or space available basis.  At December 31, 2002, there were over 139,800 member families in the Coast to Coast Club.  Approximately 383 private RV resorts nationwide participated in the Coast to Coast reciprocal use programs as well as a network of about 572 open to the public affiliated campgrounds.  These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins, park models, and condominiums.  For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sewer and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities.  The Company has established quality criteria for resorts to join and remain in the Coast to Coast networks.

For standard annual renewal dues from $79.95 for a single year membership to $189.95 for a multiple-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts and campgrounds; an annual subscription to Coast to Coast Magazine; the Coast to Coast Directory providing information on the participating resorts; discounts on other Company publications; access to discount hotels and travel services; and access to ancillary products and services developed for club members.

The Company believes that resorts participating in the Coast to Coast networks view access to reciprocating member resorts as an incentive for their customers to join their resort.  Because a majority of Coast to Coast club members own RVs, access to participating resorts throughout North America can be an important complement to local resort membership.  Based on typical use patterns, the Company estimates that Coast to Coast members realize estimated annual savings from these discounts of over $200 from discounted overnight stay accommodations at participating resorts.  The average annual renewal rate for members of the Coast to Coast Club after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 71% during the period 1998 through 2002.

The following table sets forth the number of members in Coast to Coast Club and resorts participating in the reciprocal use program, and the number of public resorts extending discounts to Coast to Coast members at December 31st of the respective year:

	Year Ended December 31
	2002	2001	2000	1999	1998

Number of member families in Coast to Coast Club	139,800	157,200	178,100	194,600	229,900

Participating private resorts	383	360	360	400	369
Participating public resorts	572	624	590	529	571

Membership in the Coast to Coast Club declined 11.1% from 2001 to 2002, and 39.2% from 1998 to 2002.  Changing travel patterns, and an increase in RV production and sales for 2003 and beyond, are positive indicators for growth in this sector of the travel and leisure industry.  With the advent of mixing park models and certain types of manufactured homes in traditional membership parks, current participating resorts are selling to more non-RV’ers with positive results.

President’s Club

Camping World’s President’s Club program, which was established in 1986, has grown to 626,000 members.  President’s Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively.  The average life (including renewals) of a club membership is three years and approximately 88% are enrolled for one year.  President’s Club members receive a 10% discount on the purchase of all of Camping World’s merchandise and installation fees and also receive special mailings, including newsletters and flyers offering selected products and services at special prices.

The following table lists the number of President’s Club members and number of retail stores at year-end for 1998 through 2002 for the respective year:

	Year Ended December 31
	2002	2001	2000	1999	1998

Camping World’s President’s Club Members	626,000	596,500	581,700	560,200	524,300

Number of stores (1)	30	30	30	30	29

(1)  Includes supercenters and one 1,800 square foot retail showroom located within the Bakersfield, California distribution center.

Golf Card Club

The Golf Card Club, founded in 1974, had approximately 79,400 members at December 31, 2002.  The major attraction for membership is the financial savings which members receive when playing at one of over 3,800 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership.  The Company believes that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America.  None of the participating golf courses are owned or operated by the Company.

Members of the Golf Card Club receive the following benefits:  (i) minimum of two rounds annually of free or discounted golf at over 3,800 participating golf courses, (ii) discounted vacation packages at 225 “Stay and Play” resorts, (iii) car rental discounts from National and Alamo, (iv) annual subscription to Golf Traveler member publication, published four times per year, (v) Annual Directory of Affiliated Courses and Resorts, (vi) one-year Quest membership (hotel discount card), (vii) access to 150 local Grasshopper Clubs for tournaments and social activities, (viii) opportunity to play in Member-Guest Tournaments, and (ix) chance to test (and keep) select golf products.

Daily-fee, semi-private and privately-owned golf courses participate in the Golf Card program.  The program is attractive to participating courses because it builds traffic and helps fill empty tee times during off-peak hours.  In addition, participating courses receive promotion of their golf course in Golf Traveler member publication, the Annual Directory, and the club website www.golfcard.com.  Members also purchase other merchandise or services when exercising their playing privileges.  In this manner, the Golf Card members tend to provide incremental revenue to the golf courses.  Based on surveys conducted by the Company, members realize savings on green fees, ranging from $150 to $250 annually, which significantly exceed the cost of membership.

The standard annual membership fee is $59 for a single membership and $99 for a double membership.  Multi-year memberships range from a single two-year for $118 to a three-year double of $267.  The average renewal rate for Golf Card Club members at December 31, 2002 was approximately 64% for the period 1998 to 2002.

The following table lists the number of Golf Card members, participating golf courses and “Stay and Play” resorts at December 31st of each respective year:

	Year Ended December 31
	2002	2001	2000	1999	1998

Number of Members in the Golf Card Club (1)	79,400	82,300	93,900	93,600	111,000

Number of Participating Golf Courses	3,800	3,300	3,300	3,300	3,400

Number of “Stay and Play” Golf Resorts	225	241	251	264	300

(1)  A single membership counts as one member and a double membership as two members.

The decline in membership reflects increased competition from local discount programs.  During 2002, Golf Card implemented new direct mail marketing collateral which lifted the acquisition response rate by 147%, and the result was a 60% increase in revenue per new member added versus a year ago.

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

Emergency Road Service  (ERS)

The Company promotes various emergency road service products to its existing membership programs, as well as to non-club members.  The ERS programs provide towing and roadside assistance for subscribers with annual dues ranging from $79.95 to $99.95.  The Company developed ERS initially for Good Sam Club members in 1984 and currently 26% of the Good Sam Club membership is enrolled in the Good Sam ERS program.  The Company believes it is important to target the diversified market niches with identifiable products that offer a full range of benefits.  The Company currently markets these products through direct mail, advertising in publications, campground directories, space ads, Internet and telemarketing.

The table below sets forth the total enrollment in the various ERS programs as of December 31, for each year indicated:

	Year Ended December 31
	2002	2001	2000	1999	1998

ERS Enrollment	348,400	345,100	341,600	331,700	329,900

For the fifth year in a row, enrollment in the various ERS programs has grown through promotional and marketing efforts which have attracted new members and improved renewal rates.  Combined enrollment in the programs has increased 3,300 members or approximately 1% over 2001.

Vehicle Insurance Programs

The Company offers two vehicle insurance programs.  The Vehicle Insurance Program (“VIP”) is marketed primarily to the Good Sam Club and Coast to Coast clubs.  The Motor Vehicle Program (“MVP”) is marketed to President’s Club members.  These programs offer cost-effective collision and liability insurance suitable to the demographic characteristics and vehicle usage patterns of its various club members.  At December 31, 2002, the two programs had approximately 230,600 members, which represented a 16.6%, 2.9 % and 8.0% penetration, respectively, of the Good Sam Club, Coast to Coast clubs, and President’s Club.  During the period 1998 to 2002, the average annual renewal rate of members participating in these insurance programs was approximately 87%.  The Company’s marketing fee revenue is based on the amount of written premiums and the insurance provider assumes all claim risks.

The table below sets forth the total number of policies in force, the dollar amount of written premiums paid to insurance providers, and the marketing fees generated for each year indicated:

	Year Ended December 31
	2002	2001	2000	1999	1998

Total policies in force	230,600	234,600	231,200	235,100	246,500

Written premiums paid to insurance providers (millions)	$249.2	$240.4	$231.3	$236.3	$252.9

Marketing fees (millions)	$19.1	$18.0	$19.2	$20.8	$16.5

Management believes the decrease in total policies for the period 2001 to 2002 is the result of lower renewal rates caused by higher insurance rates.

Other Products and Services

Other products and services marketed to club members include credit cards, vehicle financing, supplemental health and life insurance, financial services and extended vehicle warranties.  Most of these services are provided to club members by third parties who pay the Company a marketing fee.

The RV financing program is administered by Ganis Credit Corporation (“Ganis”).  The number of Ganis RV loans to the Company’s club members decreased by 16% from 2001 to 2002 primarily due to a less aggressive competitive stance on offered interest rates for the first half of 2002 combined with a smaller incremental interest rate reduction versus prior year.

In 1996 the Company launched the Continued Service Plan, a private label extended vehicle warranty program for RV’s.  Total marketing fees for 2002 increased 40% over 2001, for a total of $11.0 million.

The program had 22,700 policies in force as of December 31, 2002.  Sales of new policies are derived from direct mail marketing, Company magazine print ads, Internet and E-mail solicitations, and retail kiosks in Camping World stores.  Renewing policies represent 35% of the total sales in 2002.

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

The following chart sets forth the circulation and frequency of the Company’s publications:

Publication	2002 Circulation		Number of Issues Published Each Year

PAID CIRCULATION MAGAZINES:
American Rider	61,879	(1)	8
ATV Sport	63,410	(1)	6
Bowhunting World	77,220	(1)	9
MotorHome	146,799	(1)	12
REV	51,423	(1)	4
Rider	119,280	(1)	12
SnowGoer	69,126	(1)	6
Snow Week	19,371	(1)	16
Trailer Life	284,427	(1)	12
Woman Rider	41,230	(1)	4

CONTROLLED CIRCULATION - Business:
Archery Business	11,000	(2)	7
Campground Management	11,700	(2)	12
PowerSports Business	11,000	(2)	16
PowerSports Business Directory	6,114	(2)	4
RV Business	19,275	(2)	12
Boating Industry	23,193	(2)	6

CONTROLLED CIRCULATION - Consumer:
ATV Magazine	234,600	(3)	6
Cruising Rider	124,679	(3)	4
Snowmobile	491,813	(3)	3
Watercraft World	147,597	(3)	6

FREE DISTRIBUTION:
Thunder Press- North	26,000	(4)	12
Thunder Press- East	23,000	(4)	12
Thunder Press- West	46,000	(4)	12
Woodall Specials	119,000	(4)(5)	2
Woodall’s Regional News Tabloids	192,746	(4)(5)	12

ANNUALS:
Trailer Life Campground/RV Park & Services Directory	243,231	(1)	1
Trailer Life’s RV Buyers Guide	108,081	(1)	1
World Snowmobile Association	52,906	(4)	1
Woodall Buyer’s Guide	68,272	(1)	1
Woodall Campground Directory	295,160	(1)	1
Woodall Tenting Directory	27,031	(1)	1
Woodall Go & Rent... Rent & Go	85,000	(4)	1

CLUB MAGAZINES:
Coast to Coast Magazine	162,554	(6)	8
Golf Traveler	83,573	(6)(7)	6
Highways	954,999	(6)	11
RV View	607,584	(6)	5

(1)  Paid circulation, may include supplemental qualified controlled

(2)  Trade publication distributed to industry-specific groups.

(3)  Qualified and limited paid.

(4)  Includes limited paid.

(5)  Distribution to RV outlets, including campgrounds and dealerships.

(6)  Limited to club members and promotional copies.  The price is included in the membership fee.

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

MotorHome is a monthly periodical for owners and prospective buyers of motorhomes which has been published since 1968 with a paid circulation of approximately 147,000 in 2001.  MotorHome features articles on subjects such as product tests, travel and tourist attractions.

REV magazine is written for people who ride off-road motorcycles for fun and recreation.  Published quarterly, Rev magazine covers the lifestyle, motorcycles, and accessories that make “off-roading” America’s fastest-growing family sport.  From destinations and riding techniques to aftermarket product evaluations and bike tests, Rev magazine is about the way most people like to ride: for fun!

Rider is a monthly magazine for motorcycle touring enthusiasts and has been published since 1974.  Each issue focuses on motorcycles, personalities, technical subjects, travel notes and other features of interest to this recreational affinity group.

SnowGoer is designed for the sport’s highly active participants and provides detailed equipment and product critiques and maintenance tips.

Snow Week is the central source of information for the competition and high-performance snowmobiling market segment.  The publication provides timely, year-round articles on racing, performance enhancing products, technical assistance, new product introductions, and general industry information.

Trailer Life, initially published in 1941, is the leading consumer magazine for the RV industry with a paid circulation of approximately 284,000 in 2002.  Trailer Life features articles on subjects including product tests, travel and tourist attractions.

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

Boating Industry is the leading source of news and information for dealers, manufacturers, aftermarket vendors and other professionals in the marine industries through its bi-monthly magazine and daily web site.

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

Watercraft World is targeted to avid personal watercraft enthusiasts and provides detailed critiques of watercraft,  in-depth gear and accessory evaluations, technical tips and racing information.  PWC Magazine was combined with Watercraft World in 2002.

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

Annual Publications

Trailer Life Campground/ RV Park & Services Directory, initially published in 1972, is an annually updated directory which provides information on and ratings for approximately 12,250 public and private campgrounds, and 1,330 RV service centers, including over 900 tourist attractions in North America along with color maps of the areas covered.  In 2002, approximately 243,000 directories were distributed.  The publication features Good Sam Parks that offer discounts on overnight camping fees for the Company’s club members.  This directory is sold by direct mail to Good Sam Club members, at RV dealerships and in bookstores.  In 2000, the Company began issuing a version of the directory on cd-rom.

Trailer Life’s RV Buyers Guide, issued annually, features more than 400 listings with photos, floor plans and specifications on new RVs including travel trailers, fifth-wheel trailers, folding camping trailers, motorhomes and pickup campers.  The publication is sold at newsstands and by mail order from magazine advertisements.

World Snowmobile Association (“WSA”) Snowcross Yearbook is mailed to the subscribers of Snow Goer and Snow Week magazines and is available at WSA racing events across the country.  Snowmobile racing enthusiasts depend on this yearbook for information on upcoming events.

Woodall Campground Directory, initially published in 1948, is an annual consumer directory offered in both national and regional editions.  In 2002, approximately 295,000 directories were distributed.  The Woodall directory is primarily distributed through book stores.

Woodall Tenting Directory is an annual directory providing information on both government and privately-owned campgrounds and the outdoor activities and attractions that are available near them.  In 2002, approximately 27,000 directories were distributed, primarily through newsstands.

Woodall Go & Rent… Rent & Go is an annual catalog providing information on where to find on-site lodging and cabin rentals at RV Parks & Campgrounds and “Over-the-Road” RV Rentals, as well as fully equipped campsites throughout the U.S.A. and Canada.  This book features “turn-key” camping experiences for those who want to try camping, rent a cabin, or rent a fully-equipped campsite.  In 2002, approximately 85,000 catalogs were distributed.

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

Retail

Camping World is a national specialty retailer of merchandise and services for RV owners.  The 30 Camping World retail locations, which are located in 18 states, accounted for approximately 69% of the merchandise revenues for the year ended December 31, 2002 while approximately 23% were derived from catalog and Internet sales and approximately 8% were derived from fees or non-merchandise revenues.

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

In the fourth quarter of 2002 Camping World completed the first phase of a system-wide re-imaging and visual merchandising initiative.  The retail supercenters have been reset to enhance the customers shopping experience as well as to maximize merchandise category offerings.  The company has expanded its product offering by introducing camping gear, salty snacks, a greater variety of pet supplies and housewares, while at the same time further stream-lined its less active product offerings in other areas.  In the first quarter of 2003 the company plans to rollout phase two of the re-imaging and visual merchandise initiative.  The second phase will include state-of-the art performance centers staffed with expert RV technical consultants and equipped with demonstrable merchandise to assist in educating customers about RV performance products.  The second phase will also include new resource centers staffed with professionals offering insurance products, extended warranties, roadside service, club memberships, and RV financing.  Finally, store dress, promotional signage and directional signage are being added to further enhance the customers shopping experience at Camping World’s supercenters.

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

During 2002, Camping World distributed 11.5 million catalogs, of which 9.4 million were mailed in 14 separate mailings, and the remaining 2.0 million catalogs were distributed in supercenters, at campgrounds, and as package inserts.  In 2002, Camping World processed approximately 484,000 catalog orders at an average net order size of $129, excluding postage and handling charges.  Camping World distributes nine high quality, full-color catalogs each year: the master, a spring, late summer, holiday, two sale editions, and three prospecting catalogs.  Camping World also distributes specialty catalogs directed to targeted customers in order to develop market niches.

The Company maintains thirty Internet web sites, which are accessible through “RV.net,” and are experiencing significant growth.  In 2000, the Company’s club operations commenced a low-cost marketing strategy, e-mail membership acquisition campaigns.  Members added in 2002 under these programs represented approximately 9.0% of all new club members.   E-mail acquisition campaigns and Internet online revenues total approximately $16.4 million in 2002, an increase of 61% over prior year.

Marketing

Marketing of club memberships and related products and services is through direct mail, e-mail, inserts, ride-alongs, space advertisements, promotional events, point of sale, member-get-a-member campaigns, and telemarketing.  Direct response marketing efforts account for approximately 62% of new enrollments with the remaining 38% derived from other sources.  The Company uses a variety of commercially available mailing lists of RV owners in its direct mail efforts.  Currently, the most widely used list databases are provided by three commercial list compilers, and direct response lists are from RV industry participants, RV consumer surveys, and proprietary in-house lists.

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

The Internet is proving to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales.  The Company’s thirty web pages, which are accessible through “RV.net,” are experiencing tremendous growth.  E-mail acquisition campaigns and Internet online revenues totaled approximately $16.4 million in 2002, up 61% or $10.2 million from 2001.  In addition, e-commerce user sessions increased 56% to 24.9 million in 2002 versus 16.0 million in 2001.

Operations

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

A Catalog Management System was implemented in August 2002 that produces on-line inventory information, order acknowledgement, shipment confirmation, and more which was not previously available for on-line orders.  The 2002 implementation of this system is expected to yield improved customer satisfaction and reduce cost.

Camping World’s catalog and Internet operations, located at its headquarters in Bowling Green, Kentucky, are supported by the customer contact center in the same location.  Orders are usually processed and shipped within 24 hours of receipt.  On average, these member service operations process approximately 7,800 telephone calls daily.

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

Information Support Services

The Company utilizes integrated computer systems to support its membership club and publishing operations.  A database containing all customer activity across the Company’s various businesses and programs has been integrated into the Company’s web sites and call centers.  Comprehensive information on each member, including a profile of the purchasing activities of members, is available to customer service representatives when responding to member requests, and when sales representatives market the Company’s products and services.  The Company employs publishing software for publication makeup and content and for advertising to support its publications operations.  A wide-area network facilitates communication within and between the Company’s offices.  The Company also utilizes information technology, including list segmentation and merge and purge programs, to select prospects for direct mail solicitations and other direct marketing efforts.

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

Regulation

The Company’s operations are subject to varying degrees of federal, state and local regulation.  Specifically, the Company’s outbound telemarketing, direct mail, and emergency road service programs, as well as certain services provided by third parties, including insurance, RV Financing, and extended warranty, are currently subject to certain regulation, and may be subjected to increased regulation in the future.  The Company does not believe that such federal, state and local regulations currently have a material impact on its operations.  However, new regulatory efforts impacting the Company’s operations may be proposed from time to time in the future at the federal, state and local level.  There can be no assurance that such regulatory efforts will not have a material adverse effect on the Company’s ability to operate its businesses or on its results of operations.

Competition

In general, the Company’s membership clubs, retail and catalog operations and publications compete with numerous organizations in the recreation industry for disposable income spent on leisure activities.  By offering significant membership benefits at a reasonable cost and actively marketing to club members, the Company believes that it has been able to maintain a loyal following for its membership organizations as evidenced by the high renewal rates of the Company’s membership clubs.  The products and services marketed by the Company compete with similar products and services offered by other providers.  However, management believes that the Company is able to use the large volume of purchases by its club members to secure attractive pricing for the products and services marketed by the Company.

Employees

As of December 31, 2002, the Company had 1,459 full-time and 168 part-time or seasonal employees, including 7 executives, 1,005 employees in retail operations, 357 employees in administrative and club operations, 202 employees in publishing and advertising sales, 10 employees in resort services and 46 employees in marketing.  No employees are covered by a collective bargaining agreement.  The Company believes that its employee relations are good.

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

	Square Feet	Acres	Owned/ Leased	Lease Expiration
Corporate Headquarters:

Ventura, CA	74,100		Leased	2029

Other Office Facilities:

Denver, Colorado (for its customer service, warehousing fulfillment, and information system functions).	60,000		Leased	2029
Bowling Green, Kentucky (for its retail administrative headquarters and mail order operations)	31,278		Leased	2029
Bowling Green Headquarters Annex	4,100		Leased	2003
Seattle, Washington (regional publication sales office)	912		Leased	2004
Elkhart, Indiana (regional publication sales office)	4,076		Leased	2004
Maple Grove, Minnesota (Ehlert Publications Group, Inc. Headquarters)	17,496		Leased	2005

Distribution Centers:

Bowling Green, Kentucky	104,000	6.780	Leased	2010
Bakersfield, California (includes an 1,800 square foot retail showroom)	85,747	14.827	Leased	2027

Camping World Supercenter Locations:

Tucson, AZ	12,145	2.000	Leased	2018
Mesa, AZ	27,500	3.140	Leased	2010
La Mirada, CA	33,479	5.501	Leased	2027
San Marcos, CA	25,522	2.212	Leased	2027
Fairfield, CA	43,434	3.780	Leased	2020
Rocklin, CA	29,085	4.647	Leased	2037
San Bernardino, CA	18,126	1.665	Leased	2012
San Martin, CA	29,486	5.000	Leased	2023
Valencia, CA	64,410	9.231	Leased	2027
Denver, CO	27,085	4.132	Leased	2037
Ft. Myers, FL	22,886	4.217	Leased	2012
Kissimmee, FL	58,382	6.043	Leased	2027
Tampa, FL	40,334	3.711	Leased	2026
Bolingbrook, IL	25,126	5.299	Leased	2035
Bowling Green, KY	37,615	2.750	Leased	2027
Belleville, MI	44,248	7.260	Leased	2027
Rogers, MN	24,700	6.303	Leased	2025
Bridgeport, NJ	24,581	6.920	Leased	2031
Henderson, NV	25,850	4.400	Leased	2025
Brunswick, OH	23,233	4.087	Leased	2038

	Square Feet	Acres	Owned/ Leased	Lease Expiration
Wilsonville, OR	32,850	4.653	Leased	2016
Myrtle Beach, SC	38,962	5.410	Leased	2027
Nashville, TN	34,478	3.238	Leased	2027
Denton, TX	22,984	6.887	Leased	2037
New Braunfels, TX	43,397	19.100	Leased	2035
Mission, TX	23,094	3.430	Leased	2015
Draper, UT	27,675	8.031	Leased	2026
Manassas, VA	16,348	1.880	Leased	2018
Fife, WA	35,659	5.840	Leased	2032

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

In January 1998, certain of the Company’s subsidiaries were sued in California state court in connection with the termination of the participation by the plaintiffs in the Camp Coast to Coast reciprocal use program for RV resorts.  In October 2000, the trial court entered judgment in favor of the Company’s subsidiaries and subsequently awarded them a total of $3.88 million for their legal fees and costs.  The plaintiffs have appealed the judgment in favor of the Company’s subsidiaries as well as the award of attorney fees.  In February, 2003, the plaintiffs’ appeals were denied and the judgment in favor of the Company’s subsidiaries was affirmed.

The Insurance Commissioner of the state of California, by order dated April 23, 2002, directed GSS Enterprises, Inc. (“GSS”), one of the Company’s subsidiaries, to cease and desist from engaging in certain insurance and motor club services without requisite licensing, advising such subsidiary that the Commissioner may impose certain fines if GSS fails to be licensed.  The order provides GSS the right to a hearing on the matter.  The order issued by the Insurance Commissioner of the state of California applies only to operations of GSS within the state of California.  If sustained, the order could materially limit certain activities of GSS within the state of California.  GSS operates in all 50 states, a majority of which have regulations comparable to those of the state of California.  To the Company’s knowledge, there is no similar pending investigation by any other state.  The Company and the Department of Insurance of the state of California are in the process of seeking to resolve the cease and desist order through clarifications in the Company’s marketing materials and clarifications of applicable California laws.

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

	Years Ended December 31,
	(dollars in thousands)
Statement of Operations Data:	2002	2001	2000	1999	1998
REVENUES:
Membership services	$124,546	$119,958	$121,393	$120,410	$116,325
Publications	66,654	65,150	68,519	61,554	60,354
Retail	239,922	220,264	215,160	204,732	186,835
	431,122	405,372	405,072	386,696	363,514

COSTS APPLICABLE TO REVENUES:
Membership services	74,097	72,944	77,625	73,283	71,460
Publications	45,351	46,175	46,298	40,915	42,703
Retail	158,265	148,244	143,018	135,510	125,298
	277,713	267,363	266,941	249,708	239,461

GROSS PROFIT	153,409	138,009	138,131	136,988	124,053

OPERATING EXPENSES:
Selling, general and administrative	101,608	86,050	85,513	80,670	73,227
Restructuring charge	2,269	—	—	—	—
Depreciation and amortization	9,893	16,404	16,885	16,216	14,868
	113,770	102,454	102,398	96,886	88,095

INCOME FROM OPERATIONS	39,639	35,555	35,733	40,102	35,958

NON-OPERATING ITEMS:
Interest expense, net	(16,862)	(24,234)	(27,735)	(28,543)	(31,823)
Other non-operating (expense) income, net	(44)	(6,574)	5	(1,215)	2,501
	(16,906)	(30,808)	(27,730)	(29,758)	(29,322)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	22,733	4,747	8,003	10,344	6,636

INCOME TAX EXPENSE	(9,032)	(4,137)	(4,700)	(5,641)	(4,422)

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	13,701	610	3,303	4,703	2,214

DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations, net of applicable income taxes	—	—	—	1,018	(1,935)
Gain (loss) on disposal, net of applicable income taxes	—	—	—	757	(54)
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	13,701	610	3,303	6,478	225

EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of applicable current income tax benefit	—	(44)	—	—	(5,135)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,742)	—	—	—	(124)

NET INCOME (LOSS)	$11,959	$566	$3,303	$6,478	$(5,034)

	December 31,
	(dollars in thousands)
	2002	2001	2000	1999	1998
Balance Sheet Data (at period end):
Working capital (deficiency)	$(39,820)	$(55,585)	$(51,796)	$(47,010)	$(42,111)
Total assets	302,636	318,640	371,827	377,267	496,169
Deferred revenues and gains (1)	94,475	96,162	89,968	90,610	88,671
Total debt	223,001	228,316	285,486	293,558	305,467
Total stockholder’s deficit	(87,548)	(76,349)	(76,915)	(74,468)	(80,946)

(1) Deferred revenues represent cash received by the Company in advance of the recognition of revenues in accordance with accounting principles generally accepted in the United States.  Deferred revenues primarily reflect club membership dues, annual ERS fees, advances on third party credit card fee revenues and publication subscriptions.  These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 18 months.  The deferred revenue balance for 2002 and 2001 also include deferred gains of $11.8 million and $12.1 million, respectively, from the real estate sale-leaseback transactions which occurred in December 2001.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth the components of the statements of operations for the years ended December 31, 2002, 2001, and 2000 as a percentage of total revenues, and the comparison of those components from period to period.  The following discussion is based on the Company’s Consolidated Financial Statements included elsewhere herein.  The Company’s revenues are derived principally from membership services, including club membership dues and marketing fees paid to the Company for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

TABLE FOR PERCENTAGE COMPARISONS OF TOTAL REVENUES

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Percentage of Total Revenues			Percentage Increase/ (Decrease)
	2002	2001	2000	Year 2002 over 2001	Year 2001 over 2000

REVENUES:
Membership services	28.9%	29.6%	30.0%	3.8%	(1.2)%
Publications	15.5%	16.1%	16.9%	2.3%	(4.9)%
Retail	55.6%	54.3%	53.1%	8.9%	2.4%
	100.0%	100.0%	100.0%	6.4%	0.1%

COSTS APPLICABLE TO REVENUES:
Membership services	17.2%	18.0%	19.2%	1.6%	(6.0)%
Publications	10.5%	11.4%	11.4%	(1.8)%	(0.3)%
Retail	36.7%	36.6%	35.3%	6.8%	3.7%
	64.4%	66.0%	65.9%	3.9%	0.2%

GROSS PROFIT	35.6%	34.0%	34.1%	11.2%	(0.1)%

OPERATING EXPENSES:
Selling, general and administrative	23.6%	21.2%	21.1%	18.1%	0.6%
Restructuring charge	0.5%	—	—	—	—
Depreciation and amortization	2.3%	4.0%	4.2%	(39.7)%	(2.8)%
	26.4%	25.2%	25.3%	11.0%	0.1%

INCOME FROM OPERATIONS	9.2%	8.8%	8.8%	11.5%	(0.5)%

NON-OPERATING ITEMS:
Interest expense, net	(3.9)%	(6.0)%	(6.8)%	(30.4)%	(12.6)%
Other non-operating (expense) income, net	—	(1.6)%	—	(99.3)%	100.0%
	(3.9)%	(7.6)%	(6.8)%	(45.1)%	11.1%
INCOME FROM OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5.3%	1.2%	2.0%	378.9%	(40.7)%

INCOME TAX EXPENSE	(2.1)%	(1.0)%	(1.2)%	118.3%	(12.0)%
INCOME FROM OPERATIONS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3.2%	0.2%	0.8%	2146.1%	(81.5)%

EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of applicable current income tax benefit	—	(0.1)%	—	(100.0)%	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(0.4)%	—	—	—	—

NET INCOME	2.8%	0.1%	0.8%	2012.9%	(82.9)%

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Revenues

Revenues of $431.1 million for 2002 increased by approximately $25.8 million or 6.4% from the comparable period in 2001.

Membership services revenues for 2002 of $124.5 million increased by approximately $4.6 million or 3.8% compared to $120.0 million for 2001.  This revenue increase is largely attributable to a marketing fee increase of $3.3 million from the extended vehicle warranty program due to increased renewal rates on existing contracts and continued sales of the one-year warranty products, $0.9 million of fee income recognized on sales of vehicle insurance products, and $0.9 million from emergency road service products, partially offset by a $0.5 million reduction in marketing fees from the sale of health and life insurance products.  In addition, membership services revenue decreased $1.3 million in the Coast to Coast Club due to reduced enrollment, which was substantially offset by increases in other club revenues.

Publications revenues for 2002 of $66.7 million increased by $1.5 million or 2.3% from $65.2 million for 2001.  This increase was primarily attributable to the addition of REV, a new all-terrain vehicle title, and additional advertising and subscription revenue from the motorcycle and other all-terrain vehicle titles, partially offset by one less issue of Snowmobile in 2002.

Retail revenue for 2002 of $239.9 million increased $19.7 million or 8.9% over 2001.  This increase consisted of an $18.7 million increase in Camping World merchandise sales revenues and a $1.0 million increase in recreational vehicle sales.  The increase in Camping World merchandise sales resulted from a same store sales increase of 9.8% increase, or an aggregate $13.5 million increase in store merchandise sales.  The remaining variance was attributable to a $2.3 million increase in mail order revenue and a $2.9 million revenue increase for installation fees, service work and supply sales.

Costs Applicable to Revenues

Costs applicable to revenues totaled $277.7 million in 2002, an increase of $10.4 million or 3.9% over 2001.

Membership services costs and expenses increased by approximately $1.2 million or 1.6% to $74.1 million for 2002 compared to $72.9 million in 2001.  This increase was primarily associated with $1.4 million of increased expenses from the extended vehicle warranty program as a result of increased revenue, $0.8 million of Coast to Coast club expenses primarily associated with prior period legal defense insurance reimbursements recovered in 2001, and $0.7 million of increased costs associated with fee income from vehicle insurance product sales.  Partially offsetting these increases were expense decreases of $1.0 million associated with the RVSEARCH website, and $0.7 million associated with the RVtoday television program.

Publication costs and expenses of $45.4 million for 2002 decreased $0.8 million or 1.8% compared to 2001.  This net decrease was attributable to reduced production and marketing expenses for various publications, partially offset by costs associated with the new REV title and increased production and circulation costs for the motorcycle group.

Retail costs applicable to revenues increased $10.0 million or 6.8% to $158.3 million primarily due to a $9.7 million increase in merchandise costs which was primarily attributable to the 8.9% increase in merchandise sales.  The retail gross profit margin increased by $9.6 million, to 34.0% in 2002 from

32.7% in 2001 primarily due to higher net labor rates charged on installation sales and a shift to higher margin products.

Operating Expenses

Selling, general and administrative expenses of $101.6 million for 2002 were $15.6 million or 18.1% over 2001.  The increased selling, general and administrative expenses resulted primarily from increased retail selling, general and administrative expenses of $6.6 million, an increase of $3.2 million in real estate rental expense associated with the sales-leaseback transactions that occurred in December 2001, a $5.4 million increase in deferred executive compensation and $0.4 million from other general and administrative expenses.  Depreciation and amortization expenses of $9.9 million were $6.5 million lower than in 2001.  This decrease was primarily attributable to a $5.1 million reduction in amortization due to the discontinuance of goodwill amortization per SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) implemented January 1, 2002, and reduced depreciation due to the real estate sold in the 2001 sales-leaseback transactions.  The Company incurred a $2.3 million restructuring charge which was primarily attributable to a management change in the retail segment.  As of December 31, 2002, approximately $0.6 million of restructuring charges remained unpaid.

Income from Operations

Income from operations of $39.6 million for 2002 increased by $4.1 million or 11.5% compared to 2001.  Increased gross profit for the retail, membership services, and publications operations of $9.7 million, $3.4 million and $2.3 million, respectively, were partially offset by increased operating expenses of $11.3 million.

Non-Operating Items

Net non-operating items for 2002 were $16.9 million compared to $30.8 million for 2001.  This $13.9 million decrease was primarily due to a $7.4 million reduction in net interest expense as a result of lower interest rates applied to a lower average outstanding debt balance, combined with a $6.5 million net non-operating loss associated with the sales of real estate recorded in 2001.

Income from Operations before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change

Income from operations before income taxes, extraordinary item and cumulative effect of accounting change for 2002 was $22.7 million compared to $4.7 million for 2001.  This increase was due to the increases in income from operations reflected above combined with reduced interest expense and the loss recorded in 2001 on the real estate sales-leaseback transactions.

Income Taxes

Income taxes for 2002 of $9.0 million increased $4.9 million from 2001.  The effective income tax rates are higher than statutory rates due primarily to state income taxes.

Income before Extraordinary Item and Cumulative Effect of Accounting Change

Income before extraordinary item and cumulative effect of accounting change for 2002 was $13.7 million compared to $0.6 million for 2001.  This increase was due to the increase in income from operations and decreased non-operating expenses.

Cumulative Effect of Accounting Change

In accordance with the transition provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded a one-time non-cash charge of approximately $1.7 million to reduce the carrying value of the goodwill associated solely with the Golf Card Club, which is included within the Membership Services segment.  This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statement of Operations.

Net Income

The net income for 2002 was $12.0 million compared with $0.6 million for 2001.  This $11.4 million increase resulted from a $13.1 million increase in income from operations for 2002 partially offset by the cumulative effect of an accounting change.

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

Income from Operations before Income Taxes and Extraordinary Item

Income from operations before income taxes and extraordinary item for 2001 was $4.7 million compared to $8.0 million for 2000.  This decrease was due to the decreases in income from operations reflected above combined with the loss recorded on the real estate sale-leaseback transaction and reduced interest expense.

Income Taxes

Income taxes for 2001 of $4.1 million decreased $0.6 million from 2000.  The effective income tax rates are higher than statutory rates due primarily to the amortization of non-deductible goodwill.

Income from Operations

Income from operations for 2001 was $0.6 million compared to $3.3 million for 2000.  This decrease was due to the decrease in income from operations and increased non-operating expenses.

Extraordinary Item

The Company paid off the existing mortgage debt on one of the properties involved in the sale-leaseback transaction.  This resulted in a prepayment penalty of $71,000.  The income tax benefit that related to this early debt extinguishment totaled $27,000.

Net Income

The net income for 2001 was $0.6 million compared with $3.3 million for 2000.  This $2.7 million decrease resulted from a $2.7 million decrease in income from operations for 2001 over 2000.

Liquidity and Capital Resources

AGHI is a holding company whose primary asset is the capital stock of Affinity Group (“AGI”).  AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has historically operated with a working capital deficit.  The working capital deficit as of December 31, 2002 and 2001 was $39.8 million and $55.6 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities which were $54.8 million and $54.9 million as of December 31, 2002 and 2001, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance which is deferred and recognized as revenue over the life of the membership.  The Company uses this deferred membership revenue to lower its long-term borrowings.  The Company generated net cash from operations of $17.3 million and $19.1 million, in 2002 and 2001, respectively.  Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to meet all of its debt service requirements and capital requirements over the next twelve months.

The following table reflects the Company’s contractual obligations and commercial commitments at December 31, 2002, in thousands.

	Payents Due by Period
(in thousands)	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years

Long-term debt	$223,001	$8,053	$84,948	$130,000	$—
Operating lease obligations	139,592	11,096	22,079	18,598	87,819
Deferred compensation	7,600	1,400	2,800	3,400

Other commercial commitments
Lines of credit	59	59	—	—	—
Standby letters of credit	5,481	2,965	2,516	—	—
Subtotal	5,540	3,024	2,516	—	—

Grand total	$375,733	$23,573	$112,343	$151,998	$87,819

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes maturing on April 1, 2007 (“AGHI Senior Notes”).  On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility (“AGI Credit Facility”) consisting of two term loans (“Term A” and “Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million which was increased to $74.5 million in December 2001.  The interest on borrowings under the AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 1.75% to 4.125% over the stated rates.  As of December 31, 2002, the average interest rates on the term loans and revolving credit facility were 5.17% and 4.67%, respectively, and permitted borrowings under the undrawn revolving line were $10.4 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  As of December 31, 2002, $11.2 million and $22.9 million were outstanding under the Term A and B loans, respectively.  Re-borrowings under the Term Loans are not permitted.  The term loans have aggregate quarterly scheduled payments of $1.9 million in 2003.  The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on June 30, 2004 and December 31, 2005, respectively.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of December 31, 2002, the Company had letters of credit in the amount of $5.5 million outstanding.  The AGI Credit Facility is secured by virtually all the assets and a pledge of the stock of AGI.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp. (“AGHC”), for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company or its subsidiaries on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Credit Facility agent bank.  The cash proceeds of $47.5 million were used to payoff $2.1 million of existing mortgage financing and the balance, $45.4 million, paid down the AGI Credit Facility Term A and B loans by $19.4 million and $26.0 million, respectively.  The balance of the purchase price, $4.8 million, is represented by a note receivable yielding 11% per annum, with monthly payments of $46,000 and a ten-year balloon.

Concurrent with the above real estate transaction, the Company amended the AGI Credit Facility to allow for the release of the above real estate, increase the revolving credit commitment from $70 million to $74.5 million, adjust the amortization of the Term A loans, amend the pricing schedule and re-set certain financial covenants.

The AGI Credit Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements.  Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness.  In addition, the AGI Credit Facility prohibits the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage is less than 4.75 to 1.  The Company generated no excess cash flow, as defined, in 2002.

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

At various dates throughout 2002, AGTHC distributed $23.2 million in non-cash dividends through the Company to AGHC, its parent company.  These dividends consisted of the net balance of the Affinity Bank Holdings, Inc.  Capital Note and a 100% participation in the AGRP Capital Note which had net book values of $7.1 million and $16.1 million, respectively.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2002.

During 2002, payments under the terms of the phantom stock agreements with key executives totaled $1.5 million.  Phantom stock payments of $1.4 million are scheduled to be made during 2003.

Capital expenditures for 2002 totaled $10.7 million compared to capital expenditures of $4.5 million in 2001.  Capital expenditures are anticipated to be approximately $14.7 million for 2003, primarily for new Camping World stores and equipment, information technology and databases enhancements computer hardware upgrades and replacements, and computer software upgrades and enhancements.

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

Seasonality

The Company’s cash flow is highest in the summer months due to the seasonal nature of the retail segment, membership renewals and advertising prepayments for the annual directories.

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

Inventory

The Company states inventories at the lower of cost or market.  In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels.  The Company has recorded changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as changes in market conditions due to changes in demand requirements.  It is possible that changes in required inventory reserves may continue to occur in the future due to the market conditions.

Restructuring

In 2002, the Company recorded reserves in connection with the restructuring program primarily within the retail segment of the Company.  These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions.  Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

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

The following analysis presents the sensitivity to the earnings of the Company if these changes occurred at December 31, 2002.  The range of changes chosen for this analysis reflects the Company’s view of changes which are reasonably possible over a one-year period.  These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments.  They do not include other potential effects which could impact the Company’s business as a result of these interest rate fluctuations.

Interest Rate Sensitivity Analysis

At December 31, 2002, the Company had debt, excluding capital leases, totaling $223.0 million, comprised of $92.7 million of variable rate debt and $130.3 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $0.9 million.

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

New Accounting Standards

Business Combinations and Goodwill - SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, were recently issued.  The Company adopted these standards effective January 1, 2002.  The statements, among other things, require the use of purchase accounting for business combinations, discontinues amortization of Goodwill, and requires an annual assessment of goodwill for impairment.  The effect of these standards was the discontinuance of goodwill amortization, which was $5.1 million in 2001, and the recordation of a one-time non-cash charge of approximately $1.7 million to reduce the carrying value of its goodwill.

Accounting for Asset Retirement Obligations - SFAS No. 143 was issued in June 2001.  SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company adopted this standard on January 1, 2003.  As the Company currently does not have any legal obligations associated with the retirement of long-lived assets within the scope of SFAS No. 143, the potential future impact of this statement is not known.

Accounting for the Impairment or Disposal of Long-Lived Assets - SFAS No. 144 was issued in August 2001.  This statement addresses financial accounting and reporting of long-lived assets and for long-lived assets to be disposed of.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted in this statement on January 1, 2002.  The adoption of SFAS No. 144 had no significant impact on the Company’s financial statements.

Disclosure Regarding Forward Looking Statements

This filing contains statements that are “forward looking statements,” and includes, among other things, discussions of the Company’s business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions.  Forward looking statements are included in “Business— General,” “Business— Business Strategy, “Business— RV Industry,” “Business— Operations,” “Business— Competition,” “Legal Proceedings,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results.  All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company’s operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Affinity Group Holding, Inc.:

We have audited the accompanying consolidated balance sheet of Affinity Group Holding, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholder’s deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Affinity Group Holding, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated February 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Group Holding, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, Affinity Group Holding, Inc. changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 in 2002.

As discussed above, the consolidated financial statements of Affinity Group Holding, Inc. as of December 30, 2001 and for each of the two years in the period ended December 30, 2001 were audited by other auditors who have ceased operations.  As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, which was adopted by Affinity Group Holding, Inc. as of January 1, 2002.  Our audit procedures with respect to the disclosures in Note 3 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in those periods related to goodwill which is no longer being amortized as a result of initially applying Statement of Financial Accounting Standards No. 142 to Affinity Group Holding, Inc.’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 and 2000 in Note 3 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Affinity Group Holding, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ Ernst & Young LLP

Woodland Hills, California
February 13, 2003

[THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP.  THE REPORT HAS NOT BEEN RE-ISSUED BY ARTHUR ANDERSON LLP NOR HAS ARTHUR ANDERSEN PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.]

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

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
February 18, 2002

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,730	$3,180
Accounts receivable, less allowance for doubtful accounts of $1,202 in 2002 and $1,587 in 2001	25,082	20,636
Inventories	31,806	32,065
Prepaid expenses and other assets	9,307	10,281
Deferred tax assets	5,596	4,985
Total current assets	73,521	71,147

PROPERTY AND EQUIPMENT, net	22,935	18,277
NOTES FROM AFFILIATES	8,911	30,128
INTANGIBLE ASSETS, net	20,830	23,683
GOODWILL, net	151,210	152,952
DEFERRED TAX ASSETS	20,885	18,703
OTHER ASSETS	4,344	3,750
	$302,636	$318,640
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$11,048	$17,554
Accrued interest	3,900	4,565
Accrued income taxes	3,014	2,212
Accrued liabilities	31,276	30,059
Deferred revenues and gains	54,827	54,872
Deferred tax liabilities	1,223	1,281
Current portion of long-term debt	8,053	16,189
Total current liabilities	113,341	126,732

DEFERRED REVENUES AND GAINS	39,648	41,290
LONG-TERM DEBT, net of current portion	214,948	212,127
DEFERRED TAX LIABILITIES	15,453	11,737
OTHER LONG-TERM LIABILITIES	6,794	3,103
	390,184	394,989

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	2,021	12,021
Accumulated deficit	(89,570)	(88,371)
Total stockholder’s deficit	(87,548)	(76,349)
	$302,636	$318,640

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (IN THOUSANDS)

	2002	2001	2000
REVENUES:
Membership services	$124,546	$119,958	$121,393
Publications	66,654	65,150	68,519
Retail	239,922	220,264	215,160
	431,122	405,372	405,072

COSTS APPLICABLE TO REVENUES:
Membership services	74,097	72,944	77,625
Publications	45,351	46,175	46,298
Retail	158,265	148,244	143,018
	277,713	267,363	266,941

GROSS PROFIT	153,409	138,009	138,131

OPERATING EXPENSES:
Selling, general and administrative	101,608	86,050	85,513
Restructuring charge	2,269	—	—
Depreciation and amortization	9,893	16,404	16,885
	113,770	102,454	102,398

INCOME FROM OPERATIONS	39,639	35,555	35,733

NON-OPERATING ITEMS:
Interest expense, net	(16,862)	(24,234)	(27,735)
Other non-operating income (expense), net	(44)	(6,574)	5
	(16,906)	(30,808)	(27,730)

INCOME FROM OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE
	22,733	4,747	8,003

INCOME TAX EXPENSE	(9,032)	(4,137)	(4,700)

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	13,701	610	3,303

EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of applicable current income tax benefit of $27	—	(44)	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,742)

NET INCOME	$11,959	$566	$3,303

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT JANUARY 1, 2000	100	$1	$12,021	$(86,490)	$(74,468)

Dividend				(5,750)	(5,750)
Net income				3,303	3,303
BALANCES AT DECEMBER 31, 2000	100	1	12,021	(88,937)	(76,915)

Net income				566	566
BALANCES AT DECEMBER 31, 2001	100	1	12,021	(88,371)	(76,349)

Dividends			(10,000)	(13,158)	(23,158)
Net income				11,959	11,959
BALANCES AT DECEMBER 31, 2002	100	$1	$2,021	$(89,570)	$(87,548)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (IN THOUSANDS)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,959	$566	$3,303
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	1,742	—	—
Deferred tax provision (benefit)	865	(2,615)	(3,557)
Depreciation and amortization	9,893	16,404	16,885
Provision for losses on accounts receivable	1,319	1,904	1,563
Deferred compensation	5,700	300	—
Loss (gain) on sale of property and equipment	40	6,047	(9)
Loss on sale of notes receivable participation	—	522	—
Extraordinary item - loss on early extinguishment of debt	—	71	—
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	(5,765)	1,853	(4,859)
Inventories	259	1,709	857
Prepaid expenses and other assets	389	826	(316)
Accounts payable	(6,506)	(155)	(1,599)
Accrued and other liabilities	(733)	(2,487)	7,378
Deferred revenues and gains	(1,817)	(5,873)	(713)
Net cash provided by operating activities	17,345	19,072	18,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,710)	(4,454)	(9,397)
Net proceeds from sale of property and equipment	25	46,300	7,547
Increase in intangible assets	(171)	(2,048)	(9)
Loans receivable	(1,941)	(1,905)	(945)
Acquisitions, net of cash received	(683)	—	(2,262)
Net cash provided by (used in) investing activities	(13,480)	37,893	(5,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	—	(5,750)
Borrowings on long-term debt	130,654	99,630	99,322
Principal payments of long-term debt	(135,969)	(156,871)	(108,194)
Net cash used in financing activities	(5,315)	(57,241)	(14,622)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,450)	(276)	(755)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,180	3,456	4,211

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,730	$3,180	$3,456

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

Use of Estimates -  The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Inventories - Inventories are stated at lower of cost or market.  Effective July 1, 2002, the Company changed its inventory costing method from Last-in, Last-out (“LIFO”) to First-in, First-out (“FIFO”).  This accounting change had no material impact on the financial statements.  The FIFO values approximate the current market cost.  Inventories consist of retail travel and leisure specialty merchandise.

Property and Equipment - Property and equipment are recorded at cost.  Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Leasehold improvements	3-39
Furniture and equipment	3-12
Software	3-5

Leasehold improvements are amortized over their useful lives or the remaining term of the respective lease, whichever is shorter.

Goodwill and Other Intangible Assets - Goodwill arising from acquisitions was amortized on a straight-line basis over a period of 40 years through December 31, 2001.  Effective January 1, 2002, goodwill is no longer amortized but is instead reviewed at least annually for impairment, and more often when impairment indicators are present.  Finite lived intangible assets are amortized over the following lives:

Years
Membership and customer lists	3-10
Resort and golf course agreements	4
Noncompete and deferred consulting agreements	3-15

Deferred financing costs are amortized over the lives of the related debt agreements.

Long-term Debt - The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.  The fair value of the Company’s long-term debt was $224.3 million as of December 31, 2002.

Revenue Recognition -  Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders or when services are provided to customers.  Membership and Emergency Road Service (“ERS”) revenues are deferred and recognized over the life of the membership.  Advances on third party credit card fee revenues are deferred and recognized based primarily on increases in credit card receivables held by third parties.  Good Sam Club lifetime membership revenues and expenses are deferred and recognized over 18 years which is the actuarially determined fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit.  Renewal expenses are expensed at the time related materials are mailed.  ERS claim expenses are recognized when incurred.

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

Shipping and Handling Fees and Costs - The company reports shipping and handling costs billed to customers as a component of revenues and related costs are reported as a component of cost applicable to revenues.

Restructuring Charge - The Company incurred a $2.3 million restructuring charge which was primarily attributable to a management restructuring in the retail segment.  As of December 31, 2002, approximately $0.6 million of restructuring charges remained unpaid.

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

The adoption of SFAS 133 on January 1, 2001 had no significant impact on the Company’s financial statements.  The Company periodically uses derivative instruments to manage exposures to interest rate risks.  As of December 31, 2002, the Company had no derivative instruments in place.  The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Accounting for Asset Retirement Obligations - SFAS No. 143 was issued in June 2001.  SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company adopted this standard on January 1, 2003.  The adoption of SFAS No. 143 had no significant impact on the Company’s financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets - SFAS No. 144 was issued in August 2001.  This statement addresses financial accounting and reporting of long-lived assets and for long-lived assets to be disposed of.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted this statement on January 1, 2002.  The adoption of SFAS No. 144 had no significant impact on the Company’s financial statements.

2.                             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2002	2001

Land	$477	$477
Building and improvements	5,569	5,208
Furniture and equipment	31,145	28,428
Software	13,711	11,204
Systems development and construction in progress	5,421	2,275
	56,323	47,592
Less: accumulated depreciation	(33,388)	(29,315)
	$22,935	$18,277

3.          GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in the carrying amount of the Company’s goodwill for the twelve months ended December 31, 2002, by business segment, is as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated

Balance as of January 1, 2002	$56,030	$48,181	$48,741	$152,952
Impairments	(1,742)	—	—	(1,742)
Balance as of December 31, 2002	$54,288	$48,181	$48,741	$151,210

Finite lived intangible assets and related accumulated amortization consisted of the following at December 31 (in thousands):

	2002
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$4,263	$(1,847)	$2,416
Resort and golf course participation agreements	13,565	(8,882)	4,683
Non-compete and deferred consulting agreements	17,880	(8,413)	9,467
Deferred financing and organization costs costs	10,262	(5,998)	4,264
	$45,970	$(25,140)	$20,830

	2001
	Gross	Accumulated Amortization	Net

Membership and customer lists	$3,500	$(1,476)	$2,024
Resort and golf course participation agreements	13,540	(8,315)	5,225
Non-compete and deferred consulting agreements	17,805	(7,071)	10,734
Deferred financing and organization costs	10,171	(4,471)	5,700
	$45,016	$(21,333)	$23,683

The aggregate future five-year amortization of finite lived intangibles at December 31, 2002 is as follows (in thousands):

2003	$4,079
2004	3,990
2005	3,081
2006	2,982
2007	2,432
Thereafter	4,266
Total	$20,830

As discussed in Note 1, in January 2002, Affinity Group Holding, Inc. adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life.  Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002) and annually thereafter.  The Company performed its annual impairment review during the fourth quarter of 2002.  Based on this review, the Company determined that no additional impairment charges were required as of December 31, 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 12- Segment Information.  This methodology differs from Affinity Group Holding, Inc.’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

In accordance with the transition provisions of SFAS No. 142, Goodwill and Other Intangible Assets, Affinity Group Holding, Inc. recorded a non-cash charge of approximately $1.7 million to reduce the carrying value of its goodwill.  The SFAS No. 142 goodwill impairment is associated solely with goodwill of the Golf Card Club, which is included in the Membership Services segment.  Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.  In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology or recent comparable transactions.

The 2001 results on a historical basis do not reflect the provisions of SFAS No. 142.  Had Affinity Group Holding, Inc. adopted SFAS No. 142 on January 1, 2001, the historical net income for 2001 and 2000 would have been changed to the adjusted amounts indicated below:

	2001	2000

Net income - as reported	$566	$3,303
Add back: Goodwill amortization	5,078	5,068
Adjusted net income	$5,644	$8,371

4.          ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2002	2001

Compensation and benefits	$7,964	$8,300
Other accruals	23,312	21,759
	$31,276	$30,059

5.                 LONG-TERM DEBT

The following reflects outstanding long-term debt as of December 31 (in thousands):

	2002	2001
AGHI Senior Notes	$130,000	$130,000

Camping World management incentive obligation	—	10,000
AGI Revolving Credit and Term Loan Facility:
Term A	11,224	16,463
Term B	22,850	23,450
Revolving credit facility	58,600	47,725
Other long-term obligations	327	678
	223,001	228,316
Less: current portion	(8,053)	(16,189)
	$214,948	$212,127

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

On April 2, 1997, AGHI entered into management incentive agreements (“Camping World Management Incentive Agreements”) with certain Camping World executives pursuant to which up to an additional $15.0 million was paid subject to Camping World achieving certain operating goals.  Such contingent amounts were payable in $1.0 million annual installments on the first four anniversaries of the closing and $11.0 million on the fifth anniversary of the closing.  This obligation was recorded at the present value of $10.0 million and accrued interest at the rate of 10% per annum on the unpaid balance.  This obligation was paid in full on April 2, 2002.

On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility (“AGI Revolving Credit and Term Loan Facility”) consisting of two term loans (“Term A” and “Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million which was amended to $74.5 million in December  2001.  The interest on borrowings under the AGI Revolving Credit and Term Loan Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 1.75% to 4.125% over the stated rates.

As of December 31, 2002, the average interest rates on the term loans and revolving credit facility were 5.17% and 4.67%, respectively, and permitted borrowings under the undrawn revolving line were $10.4 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  As of December 31, 2002, $11.2 million and $22.9 million were outstanding under the Term A and B loans, respectively.  Re-borrowings under the Term Loans are not permitted.  The term loans have aggregate quarterly scheduled payments of $1.9 million in 2003.  The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on December 31, 2004 and June 30, 2005, respectively.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of December 31, 2002, the Company had letters of credit in the amount of $5.5 million outstanding.  The AGI Revolving Credit and Term Loan Facility are secured by a security interest in virtually all the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries.

The AGI Revolving Credit and Term Loan Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes and the annual amounts due under the Camping World Management Incentive Agreements, which were paid in full on April 2, 2002.  Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness.  Effective December 2000 and December 5, 2001, the Company amended the AGI Revolving Credit and Term Loan Facility to ensure compliance with certain of its restrictive covenants, principally minimum operating cash flow, as defined, and the total leverage covenant.  In addition, among other things, the Amendments provided for an interest rate increase on the revolving credit facility and term loans and prohibited the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage ratio is less than 4.75 to 1.  The Company generated no excess cash flow, as defined, in 2002.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.

The Company was in compliance with all debt covenants at December 31, 2002.

The aggregate future maturities of long-term debt at December 31, 2002 are as follows (in thousands):

2003	$8,053
2004	63,298
2005	21,650
2006	—
2007	130,000
Total	$223,001

6.      INCOME TAXES

The components of the Company’s income tax expense from operations for the year ended December 31, consisted of (in thousands):

	2002	2001	2000
Current:
Federal	$7,174	$5,931	$7,259
State	993	821	1,016
Deferred	865	(2,615)	(3,575)
Income tax expense	$9,032	$4,137	$4,700

A reconciliation of income tax expense from operations to the federal statutory rate for the year ended December 31 is as follows (in thousands):

	2002	2001	2000
Income taxes computed at federal statutory rate	$7,957	$1,662	$2,800
State income taxes - net of federal benefit	682	142	240
Permanent difference -
Amortization of goodwill	—	1,643	1,660
Other	393	690	—
Income tax expense	$9,032	$4,137	$4,700

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.  Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2002	2001
Deferred tax liabilities:
Management Incentive	$(3,254)	$—
Prepaid expenses	(2,817)	(2,967)
Intangible assets	(1,800)	(1,582)
Basis difference on building and land acquired	(8,582)	(8,243)
Other	(223)	(226)
	(16,676)	(13,018)

Deferred tax assets:
Accelerated depreciation	1,010	1,351
Intangible assets	768	1,349
Deferred revenues	10,307	11,558
Accrual for employee benefits and severance	2,460	1,803
Accrual for deferred phantom stock compensation	2,877	1,264
Charitable contribution carryforward	2,190	2,836
Tax credits	—	170
Claims reserves	2,215	2,290
Reserve for resort cards	1,811	1,871
Deferred compensation	6,255	2,814
Bad debt	509	—
Other reserves	1,242	1,545
	31,644	28,851

Valuation allowance	(5,163)	(5,163)

Net deferred tax asset	$9,805	$10,670

The Company and its subsidiaries are parties to a tax-sharing agreement with the Company’s parent; however, taxes are determined on a separate company basis.  As part of this tax-sharing agreement, AGHC is compensated for its usable share of separate company federal tax losses.  As such, accrued income taxes on the balance sheet are due to AGHC.  At December 31, 2002, the Company had general charitable contribution carryforwards of approximately $5.8 million.

7.      COMMITMENTS, CONTINGENCIES AND SALE-LEASEBACK TRANSACTIONS

Leases - The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates.  Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2002 are as follows (in thousands):

2003	$11,096
2004	11,162
2005	10,917
2006	9,704
2007	8,894
Thereafter	87,819
Total	$139,592

During 2002, 2001 and 2000, respectively, approximately $11,546,000, $8,428,000, and $6,840,000 of rent expense was charged to costs and expenses.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Senior Credit Facility agent bank.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  The leases are classified as operating leases in accordance with SFAS No. 13 “Accounting for Leases”.  Land and buildings with a net book value totaling $45.8 million have been removed from the balance sheet.  The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties.  In accordance with accounting principles generally accepted in the United States, the $6.0 million loss has been recognized upon the date of sale in the statement of operations and the $12.1 million gain has been deferred and will be credited to income as rent expense adjustments over the lease terms.  The average net annual lease payments over the lives of the leases are $3.4 million.

Litigation - From time to time, the Company is involved in litigation arising in the normal course of business operations.

In January 1998, certain of the Company’s subsidiaries were sued in California state court in connection with the termination of the participation by the plaintiffs in the Camp Coast to Coast reciprocal use program for RV resorts.  In October 2000, the trial court entered judgment in favor of the Company’s subsidiaries and subsequently awarded them a total of $3.88 million for their legal fees and costs.  The plaintiffs have appealed the judgment in favor of the Company’s subsidiaries as well as the award of attorney fees.  In February, 2003, the plaintiffs’ appeals were denied and the judgment in favor of the Company’s subsidiaries was affirmed.

The Insurance Commissioner of the state of California, by order dated April 23, 2002, directed GSS Enterprises, Inc. (“GSS”), one of the Company’s subsidiaries, to cease and desist from engaging in certain insurance and motor club services without requisite licensing, advising such subsidiary that the Commissioner may impose certain fines if GSS fails to be licensed.  The order provides GSS the right to a hearing on the matter.  The order issued by the Insurance Commissioner of the state of California applies only to operations of GSS within the state of California.  If sustained, the order could materially limit certain activities of GSS within the state of California.  GSS operates in all 50 states, a majority of which have regulations comparable to those of the state of California.  To the

Company’s knowledge, there is no similar pending investigation by any other state.  The Company and the Department of Insurance of the state of California are in the process of seeking to resolve the cease and desist order through clarifications in the Company’s marketing materials and clarifications of applicable California laws.

8.      RELATED-PARTY TRANSACTIONS

Certain directors of the Company, including the Chairman of the Board, are partners in partnerships and shareholders of corporations that lease facilities to the Company under long-term leases.  For the years ended December 31, 2002, 2001 and 2000, payments under these leases were approximately $7.0 million, $3.7 million and $2.6 million, respectively.  Future commitments under these leases total approximately $117.1 million.  The leases expire at various dates from December 2005 through July 2029, subject to the right of the Company to exercise renewal options.

During the fourth quarter of 1998, the Company’s Board of Directors adopted a plan to sell the stock of Affinity Bank (“AB”), subject to regulatory approval, to an affiliate of the Company at its net book value, which in the opinion of management approximates market value.  As a result, the operations of AB were classified as a discontinued operation in the accompanying financial statements.  The Company received regulatory approval to sell AB and subsequently closed the transaction on September 30, 1999.  In consideration for the stock of AB, Affinity Group Thrift Holding Corporation (“AGTHC”) received 17,100 shares of Series A Preferred stock of the purchaser, ABH, valued at $18,631,000.  In the fourth quarter of 1999, AGTHC agreed to convert and exchange the preferred stock for a Capital Note.  The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 1, 2014.  On October 31, 2000, AGTHC sold, at face value, a $1.5 million participation in the Capital Note to an affiliate of Stephen Adams, the Company’s Chairman.  In addition, AGTHC, although required to be consolidated with the Company, is recognized as an “unrestricted” or non-guarantying subsidiary under the terms of the AGHI Senior Notes.

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

At various dates throughout 2002, AGTHC paid $23.2 million in non-cash dividends through the Company to AGHC.  These dividends consisted of the net balance of the Affinity Bank Holdings, Inc.  Capital Note and a 100% participation in the AGRP Capital Note which had net book values of $7.1 million and $16.1 million, respectively.

In March 2002, the Company received a royalty payment of $1.5 million from Holiday RV Superstores, Inc., doing business as Recreation USA, (“Recreation USA”).  This non-refundable payment grants Recreation USA a limited non-exclusive license to use the Company’s Good Sam trademarks and will be recognized by the Company as revenue ratably over the license period.  When the Company entered into the agreement with Recreation USA, the Company’s Chairman beneficially owned through entities controlled by him approximately 57%

of the then outstanding common stock of Recreation USA after taking into account conversion and exercise of his beneficially owned securities in Recreation USA.

On May 15, 2002, Stephen Adams sold his 96.1% shareholder interest in the parent company of National Alliance Insurance Company (“NAIC”) to an unrelated third-party insurance company.  NAIC is a regulated property and casualty insurance company domiciled in the state of Missouri with active licenses in 39 other states.  Its principal book of business is derived by marketing insurance to the Camping World President’s Club members.  Under the terms of an exclusive marketing agreement entered into December 31, 1998, the Company earns a marketing fee based upon annual premiums received by NAIC from the sale of its insurance products to Camping World’s President’s Club members.  As part of the sale, the expiration date of the agreement was modified to conclude on May 15, 2012.  The Company earned $1.3 million in marketing fees from January 1, 2002 through the May 15, 2002 sale date.  In 2002, 2001 and 2000 fees earned by the Company under this marketing agreement totaled $3.1 million, $2.5 million, and $2.5 million, respectively.

The Company is recording the royalty payment into income in a level amount ratably over the three-year term of the license.

The Company has the following notes receivable from affiliates:

•                  On December 31, 1998, the Company sold Affinity Insurance Group, Inc. (“AINS”) to Adams Insurance Holding LLC, a Minnesota limited liability company wholly-owned by Stephen Adams, the Company’s Chairman, in exchange for a promissory note in the amount of $3.1 million, which approximated the fair market value.  This note accrues interest at a rate of 7.0% per annum.

•                  In conjunction with the sale of real estate properties sold to an affiliate on December 5, 2001, AGI financed $4.8 million of the purchase price with a ten-year balloon note receivable 11% per annum, with monthly payments of approximately $46,000.

9.      STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for December 31 (in thousands):

	2002	2001	2000
Cash paid during the year for:
Interest	$20,080	$27,197	$30,295
Income taxes	8,273	9,958	3,679

The Company entered into the following non-cash investing and financing transactions:

2002:

The Company assumed $0.2 million of liabilities in the acquisition of publication titles.

The Company declared and distributed $23.2 million of dividends consisting of the balance of the Affinity Bank Holdings, Inc. Capital Note and the 100% participation in the AGRP Capital Note.

2001:

The Company recorded a $12.1 million deferred gain and provided a $4.8 million seller financing note receivable in conjunction with the sale-leaseback transactions.

2000:

The Company assumed $0.3 million of liabilities and issued $0.8 million of purchase debt in the acquisition of Thunder Press.

10.    BENEFIT PLAN

The Company sponsors a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Codes of 1986, as amended (the “Code”).  All employees over age 21 who have completed one year of service (minimum of 1,000 hours) are eligible to participate in the 401(k) Plan.  Eligible employees may contribute up to 15% of their salary subject to an annual maximum established under the Code.  For the plan year January 1, 2002 through December 31, 2002, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution.  Also commencing January 1, 2002, eligible participants were permitted to make catch-up pre-tax contributions in accordance with the maximum amount set by the Internal Revenue Code.  Catch-up contributions are not eligible for the employer match program.  The Company’s contributions to the plan totaled approximately $1,372,000, $1,431,000, and $1,380,000 for 2002, 2001, and 2000, respectively.

11.    DEFERRED PHANTOM STOCK COMPENSATION

The Company has deferred compensation agreements with certain officers.  The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company.  Deferred compensation is included in other long-term liabilities as if fully vested.  Deferred compensation to be paid in 2003 has been classified in current liabilities.  This deferred compensation is subject to vesting under the terms of the individual agreements.  Vesting periods range from 20% per year over a five-year period to immediate vesting upon entering an agreement.

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

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
YEAR ENDED DECEMBER 31, 2002
Revenues from external customers	$124,546	$66,654	$239,922	$431,122
Loss on sale of property and equipment	—	—	(40)	(40)
Interest income	2,631	—	3	2,634
Interest expense	—	1,641	8,438	10,079
Depreciation and amortization	2,635	261	4,590	7,486
Segment profit (loss)	39,647	17,079	(571)	56,155
Segment assets	132,897	71,434	110,459	314,790
Expenditures for segment assets	2,184	1,235	6,251	9,670

YEAR ENDED DECEMBER 31, 2001
Revenues from external customers	$119,958	$65,150	$220,264	$405,372
Gain/(loss) on sale of property and equipment	6	—	(1,979)	(1,973)
Interest income	3,278	—	13	3,291
Interest expense	—	2,170	12,300	14,470
Depreciation and amortization	4,747	1,241	6,223	12,211
Segment profit (loss)	34,451	13,505	(6,201)	41,755
Segment assets	123,418	72,526	109,128	305,072
Expenditures for segment assets	1,534	78	2,498	4,110

YEAR ENDED DECEMBER 31, 2000
Revenues from external customers	$121,393	$68,519	$215,160	$405,072
Gain/(loss) on sale of property and equipment	58	(54)	5	9
Interest income	3,612	2	17	3,631
Interest expense	—	2,532	13,448	15,980
Depreciation and amortization	5,007	1,284	6,779	13,070
Segment profit (loss)	31,443	15,699	(4,972)	42,170
Segment assets	122,483	72,770	146,853	342,106
Expenditures for segment assets	2,669	117	5,331	8,117

The following is a summary of the reconciliations of reportable segments to the Company’s consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Gain/ (Loss) on Sale of Property and Equipment
Total gain/(loss) on sale for reportable segments	$(40)	$(1,973)	$9
Other non-allocated loss	—	(4,596)	—
Total gain/(loss) on sale of property and equipment	$(40)	$(6,569)	$9

Interest Income
Total interest income for reportable segments	$2,634	$3,291	$3,631
Elimination of intersegment interest income	(2,627)	(3,266)	(3,596)
Other non-allocated interest income	2,546	2,538	2,555
Total interest income	$2,553	$2,563	$2,590

Interest Expense
Total interest expense for reportable segments	$10,079	$14,470	$15,980
Elimination of intersegment interest expense	(10,079)	(14,469)	(15,964)
Other non-allocated interest expense	19,415	26,796	30,309
Total interest expense	$19,415	$26,797	$30,325

Depreciation and Amortization
Total depreciation and amortization for reportable segments	$7,486	$12,211	$13,070
Unallocated depreciation and amortization expense	2,407	4,193	3,815
Total consolidated depreciation and amortization	$9,893	$16,404	$16,885

Income From Continuing Operations Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change
Total profit for reportable segments	$56,155	$41,755	$42,170
Unallocated depreciation and amortization expense	(2,407)	(4,193)	(3,815)
Unallocated G & A expense	(24,225)	(18,430)	(18,562)
Unallocated interest expense, net	(16,869)	(24,258)	(27,754)
Unallocated loss on sale of property and equipment	—	(4,596)	—
Elimination of intersegment interest expense, net	10,079	14,469	15,964
Income From Continuing Operations Before Income Taxes and Extraordinary Item	$22,733	$4,747	$8,003

Assets
Total assets for reportable segments	$314,790	$305,072	$342,106
Capitalized finance costs not allocated to segments	5,595	7,015	6,889
Corporate unallocated assets	38,886	56,868	64,902
Elimination of intersegment receivable	(57,073)	(50,315)	(42,070)
Consolidated total	$302,198	$318,640	$371,827

Capital Expenditures
Total expenditures for assets for reportable segments	$9,670	$4,110	$8,117
Other asset expenditures	1,040	286	1,280
Total capital expenditures	$10,710	$4,396	$9,397

Major customers- Included in revenues in 2002, 2001 and 2000 are $17.8 million, and $15.5 million, $16.7 million, respectively, received under contracts from one customer of the Company.  These revenues have been reported in the Membership Services segment.

13.              SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of selected quarterly information for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Total revenue	$96,860	$121,752	$112,302	$100,208
Gross profit	34,329	41,788	38,984	38,308
Income from continuing operations	2,818	5,053	2,374	3,456
Net income	1,076	5,053	2,374	3,456

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenue	$92,999	$111,176	$103,602	$97,595
Gross profit	32,864	36,963	33,864	34,318
Income (loss) from continuing operations	264	1,771	1,345	(2,770)
Net income (loss)	264	1,771	1,345	(2,814)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Total revenue	$91,960	$109,771	$106,013	$97,328
Gross profit	31,213	37,111	35,223	34,584
Income (loss) from continuing operations	(300)	1,925	541	1,137
Net income (loss)	(300)	1,925	541	1,137

14.    VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Description:

Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$1,587	$1,319	$1,704	(a)	$1,202

Year ended December 31, 2001:
Allowance for doubtful accounts receivable	$1,642	$1,904	$1,959	(a)	$1,587

Year ended December 31, 2000:
Allowance for doubtful accounts receivable	$947	$1,563	$868	(a)	$1,642

(a)               Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

Exhibit B

ITEM 9:              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 26, 2002, the Board of Directors of Affinity Group Holding, Inc. (the “Company”) appointed Ernst & Young LLP as the Company’s independent public accountants, replacing Arthur Andersen LLP.  The Company dismissed Arthur Andersen LLP on the same date.  Ernst & Young LLP has notified the Company that it has accepted the engagement.

The audit reports of Arthur Andersen LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years of the Company, ended December 31, 2001 and 2000 respectively, and the subsequent interim period to the date hereof, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company and the subsequent interim period to the date hereof.

The Company provided Arthur Andersen with a copy of the foregoing disclosures.  We filed a copy of AA’s letter, dated April 8, 2002, stating its agreement with such statements as an exhibit to our Current Report on Form 8-K, filed on June 27, 2002, and incorporate it herein by reference.

During the years ended December 31, 2001 and 2000 and through June 26, 2002, the Company did not consult with Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS FOR THE REGISTRANT

The executive officers and directors of the Company at December 31, 2002 are as follows:

Name	Age	Position
Stephen Adams	65	Chairman of the Board of the Company and AGI
Joe McAdams	59	President, Chief Executive Officer of the Company and AGI, and Director
Wayne Boysen	72	Director
David Frith-Smith	57	Director
Michael Schneider	48	Chief Operating Officer of AGI
Mark J. Boggess	47	Vice President and Chief Financial Officer of the Company and Senior Vice President and Chief Financial Officer of AGI
Michael Blumer	57	Senior Vice President of AGI
Murray S. Coker	62	Senior Vice President of AGI
Mark T. Gilman	38	President, Chief Executive Officer of Camping World, Inc. and Director
John Ehlert	57	Director
David B. Garvin	59	Director
George Parker	63	Director

Stephen Adams has been Chairman of the Company since December 1988.  Since the 1970’s, Mr. Adams has served as Chairman of privately owned banking, bottling, publishing, outdoor advertising, television and radio companies in which he holds a controlling ownership interest.  Mr. Adams is also Chairman and the controlling shareholder of Adams Outdoor Advertising, Inc., the managing general partner of Adams Outdoor Advertising Limited Partnership.  Further, Mr. Adams also holds a 95% interest in Affinity Bank Holdings, Inc. and holds in excess of 90% of the outstanding common stock of Recreation USA after taking into account conversion and exercise of his beneficially owned securities in Recreation USA.

Joe McAdams has been President and Chief Executive Officer of the Company since July 1991.  Prior thereto and since December of 1988, Mr. McAdams was President of Adams Publishing Corporation, a newspaper and magazine publishing company controlled by Mr. Adams.  From October 1987 through November 1988, Mr. McAdams was President and Publisher of Southern California Publishing Co.  Prior to October 1987 and since 1961, Mr. McAdams has held various management positions with publishing and direct marketing companies, including Senior Vice President and Chief Operating Officer of ADVO Systems, Inc. from August 1981 to April 1983.  Mr. McAdams currently serves on the Board of Directors of UCAP Incorporated.

Wayne Boysen was Senior Vice President of the Company since June 1991 until his retirement on January 1, 1996 and has supervised the staff of the risk management divisions of businesses owned by Stephen Adams, including the Company, since July 1988.  In addition, since their acquisition by the Company in 1995, Mr. Boysen has served as Chairman of Affinity Bank (“AB”) and Chairman of Affinity Insurance Group, Inc. (“AINS”) until December 1998.  From 1966 through July 1988, Mr. Boysen owned or managed insurance agencies and provided consulting services to property and casualty insurance agencies.  Mr. Boysen has been a director of the Company since 1993.

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

Mark T. Gilman assumed the positions of President, Chief Executive Officer of Camping World, Inc. and Director effective May 2002.  Prior to joining AGI, and since 1996, Mr. Gilman held various senior management positions at New Media, a division of Blockbuster, Inc., including President, Executive Vice President, and Chief Development Officer.  At New Media, Mr. Gilman was responsible for launching and managing Blockbuster, Inc.’s online and new technologies business.  Prior to 1996, Mr. Gilman held various management positions with Wal-Mart Stores, Inc. and McDonald’s Corporation.

John Ehlert is the founder of Ehlert Publishing Group, Inc. which the Company acquired in 1997 and has served as its President and Chief Executive Officer since 1976 until its acquisition.  Mr. Ehlert serves on the board of directors of various trade, private and charitable organizations.

David B. Garvin founded Camping World in 1966 and served as President of Camping World from 1966 to 1986 and as its Chairman of the Board of Directors since 1986.  The Company acquired Camping World in 1997.  Mr. Garvin and Thomas A. Donnelly, who served as President of Camping World until May 2002, are first cousins.

George Parker is the Senior Associate Dean for Academic Affairs and Director of the MBA Program at the Graduate School of Business at Stanford University.  Prior to 1973, Mr. Parker was an Assistant/

Associate Professor of Finance at the Graduate School of Business at Columbia University.  He currently serves on the Board of Directors for various companies including Continental Airlines, Inc., Tejon Ranch Co., iShares, Inc. and Converium Holding AG.  He also provides consulting services to various corporations and banks on financial management and corporate strategy, and has had numerous financial management works published.

Directors are elected for terms of one year or until their successors have been duly elected.

ITEM 11:       EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain summary information concerning the compensation paid by the Company to the Company’s Chief Executive Officer and each of the four other highest compensated executive officers who were officers at December 31, 2002, and one executive officer who was not serving as an executive officer at December 31, 2002, for the fiscal years ending December 31, 2002, 2001, and 2000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation		Other Annual Compensation(1)(2)		All Other Compensation(3)
		Salary	Bonus(1)

Stephen Adams	2002	$699,992	$1,725,030			$12,687
Chairman of the Board	2001	699,992	1,567,770			20,658
	2000	699,996	1,578,540			36,503

Joe McAdams, President	2002	100,000	575,010			5,860
Chief Executive Officer	2001	100,000	522,590			6,332
	2000	100,000	526,180	447,856	(4)	7,696

Mark T. Gilman President of Camping World (since 2002)	2002	205,962	171,688

Michael Schneider	2002	210,000	287,505	811,333	(4)	8,445
Chief Operating Officer	2001	210,000	261,295			8,345
	2000	210,000	263,090	405,667	(4)	8,716

Murray S. Coker	2002	196,000	189,753			7,382
Senior Vice President of AGI	2001	196,000	172,455			8,838
	2000	195,885	173,639			9,126

Thomas A. Donnelly	2002	116,827	103,653	717,270	(5)	7,559
Former President of	2001	225,000	261,295			7,920
Camping World	2000	225,000	263,090			8,055

(1)               Compensation defined as “Bonus” and “Other Annual Compensation” is eligible, at the election of the employee, to be contributed to the AGHC Key Employee Security Option Plan (“KEYSOP”).  See “Management Agreements with Executive Officers.”

(2)               Personal benefits are the lesser of (i) 10% of total annual salary and bonus (ii) $50,000, except as described in Note  (3) below.

(3)               Represents company contributions to 401(k), split dollar life insurance economic benefit and personal use of Company assets.

(4)               Under the terms of the phantom stock agreements, Mr. Schneider received $811,333 in 2002 and $405,667 in 2000; and Mr. McAdams received $447,856 in 2000.  All payments were contributed to the KEYSOP.

(5)               Upon separation from the Company in May 2002, Mr. Donnelly received $492,270 under the terms of his phantom stock agreement and separation/severance pay totaling $225,000.  These payments were contributed to the KEYSOP.

The Company does not have any outstanding stock options or restricted stock grants.  The Company has phantom stock agreements and a non-qualified deferred compensation plan for certain of its officers.  See “Agreements with Executive Officers”.

Agreements with Executive Officers

Mr. Adams and the Company are parties to an amended employment agreement providing for his employment as the Chairman of the Company through September 1, 2003.  The base salary for Mr. Adams is $700,000 and his incentive compensation is 3% of operating profits (as defined in the agreement).

In January 1999, AGHC introduced a Key Employee Security Option Plan (“KEYSOP”) for key employees of AGHI and its subsidiaries.  This non-qualified deferred compensation plan allows key employees the option to contribute specific compensation, including bonuses, incentive compensation, and phantom stock payments to the KEYSOP.  Contributions to the KEYSOP from AGHI employees totaled $8.9 million, $0.8 million and $3.4 million in 2002, 2001 and 2000, respectively.

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

The following table sets forth the current awards outstanding under the Company’s phantom stock incentive program as of December 31, 2002.  As of December 31, 2002, the aggregate accrued liability under this program was approximately $7.6 million, of which $1.4 million has been reflected as current in the financial statements.

Officer/Director	Full Interest	Vested Amount
Joe McAdams	2.50%	2.50%
Mike Schneider	1.80%	1.80%
Mark Boggess	1.30%	1.30%
Murray S. Coker	1.00%	0.96%
All Other Employees	0.30%	0.24%

In addition, Mark T. Gilman was granted a phantom stock interest with Camping World, Inc., a subsidiary of AGI.  Under the terms of the agreement Mr. Gilman was granted a phantom stock interest ranging from twelve (12%) percent of Company Value (as defined in the Phantom Stock Agreement) to twenty (20%) percent of Company Value.  This interest may be allocated to other members of the management team, at Mr. Gilman’s discretion, for the purpose of maximizing the incentives that the phantom stock interests are intended to provide.  Mr. Gilman’s stock interests vest immediately, but phantom stock interests allocated to members of the management team will vest at the rate of 20% per year of service.  The value of such phantom interests are based on the increase in the value of such subsidiary and are based on formulas that are intended to approximate the fair market value of the subsidiary.

The executive’s base salary and annual bonus are determined from time to time by the Board of Directors.  In the event the executive’s employment is terminated without cause, the phantom stock agreements provide for severance benefits of up to one year’s base salary plus the accrued bonus for the year in which such termination occurs.

Compensation Committee Interlock and Insider Participation

The Company’s Board of Directors determines the compensation of the executive officers.  The executive officers of the Company that serve on the Board of Directors are Stephen Adams, Joe McAdams and Mark T. Gilman.

Stephen Adams, the Chairman and a director of the Company, has an amended employment agreement with AGI through September 1, 2003 under which Mr. Adams receives a base salary of $700,000 plus incentive compensation of 3% of operating profits (as defined).

Joe McAdams, the President and Chief Executive Officer and a director of the Company, has phantom stock agreements with AGI pursuant to which Mr. McAdams holds a 2.5% phantom stock interest which is fully vested.

Pursuant to the management incentive agreement which the Company entered into with Mr. Donnelly and Mr. Coker at the time of the acquisition of Camping World in 1997, the Company agreed, subject to Camping World achieving certain operating goals, to pay up to $6.6 million and $1.2 million to Mr. Donnelly and Mr. Coker, respectively, over the subsequent five years.  On April 2, 2002, Mr. Donnelly and Mr. Coker received the remaining balance due under the management incentive agreement of $4.84 million and $0.9 million, respectively.

Messrs. Garvin, McAdams, Donnelly, Boggess, Coker and Blumer are partners in various partnerships that lease nine facilities under long-term leases to Camping World.  For the years ended December 31, 2002, 2001 and 2000, payments under these leases were approximately $3.54 million, $3.50 million and $2.59 million, respectively.  The leases expire during the period December 2005 and December 2015, subject to the right of Camping World to exercise renewal options.  The Company believes that such leases contain lease terms as favorable as lease terms that would be obtained from independent third parties.

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

John Ehlert, a director of the Company, is a partner in a partnership that leased a research facility to the Company’s publishing business under a long-term lease.  For the year ended December 31, 2001 and 2000, the rental payments for such facility were $38,329 and $46,610, respectively.  The lease expired in October 2001 and was not renewed.

Bonus Plan

The Company annually adopts bonus programs for employees, including executive officers other than Mr. Adams.  Bonus payments are made based on achievement of specified operating results and/or objectives.

401 (k) Savings and Profit Plan

The Company sponsors a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Codes of 1986, as amended (the “Code”).  All employees over age 21 who have completed one year of service (minimum of 1,000 hours) are eligible to participate in the 401(k) Plan.  Eligible employees may contribute up to 15% of their salary subject to an annual maximum established under the Code.  For the plan year January 1, 2002 through December 31, 2002, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution.  Also, commencing January 1, 2002, eligible participants were permitted to make catch-up pre-tax contributions in accordance with the maximum amount set by the Internal Revenue Code.  Catch-up contributions are not eligible for the employer match program.

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

BOARD OF DIRECTORS

Stephen Adams	Joe McAdams	Wayne Boysen	David Frith-Smith

Mark T. Gilman	John Ehlert	David B. Garvin	George Parker

ITEM 12:         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately-owned corporation.  The following table sets forth, as of December 31, 2002, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to the Company to beneficially own more than 5% of the outstanding shares, each executive officer and the current sole director of AGHC, and all executive officers and directors of the Company.

Name and Address of Beneficial Owner	Number of Shares of Stock Owned (1)		Percent of Common Stock
Stephen Adams 2575 Vista Del Mar Drive Ventura, CA93001	1,404.7	(2)	95.75%
Joe McAdams	3.0		0.20%
Mark Boggess	0.2		0.01%
All executive officers and directors as a group (13 persons)	1,407.9		95.96%

(1)  Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares in the table.

(2)  Does not include 50 shares owned by members of the Adams’ family who do not reside with him and as to which Mr. Adams disclaims beneficial ownership.

ITEM 13:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fourth quarter of 1998, the Company’s Board of Directors adopted a plan to sell the stock of Affinity Bank (“AB”), subject to regulatory approval, to Affinity Bank Holdings LLC (“ABH”), an affiliate of the Company, at its net book value of $17,100,000, which in the opinion of management then approximated market value.  The Company received regulatory approval and subsequently closed the transaction effective September 30, 1999.  In consideration for the stock of AB, the Company’s wholly-owned subsidiary, AGHTC received 17,100 shares of Series A Preferred stock of the purchaser, ABH, having a value of $18,631,000.  In the fourth quarter of 1999, AGHTC agreed to convert and exchange the preferred stock for a Capital Note.  The Capital Note principal balance was equal to the preference amount of the preferred stock as of the conversion date and accrues interest at the rate of 11% per annum until maturity on October 14, 2014.  On October 31, 2000, AGTHC sold, at face value, a $1.5 million participation in the Capital Note to an affiliate of Mr. Adams.

On May 15, 2002, Mr. Adams sold his 96.1% shareholder interest in the parent company of National Alliance Insurance Company (“NAIC”) to an unrelated third-party insurance company.  NAIC is a regulated property and casualty insurance company domiciled in the state of Missouri with active licenses in 39 other states.  Its principal book of business is derived by marketing insurance to the Camping World President’s Club members.  Under the terms of an exclusive marketing agreement entered into December 31, 1998, the Company earns a marketing fee based upon annual premiums received by NAIC from the sale of its insurance products to Camping World’s President’s Club members.  As part of the sale, the expiration date of the agreement was modified to conclude on May 15, 2012.  The Company earned $1.3 million in marketing fees from January 1, 2002 through the May 15, 2002 sale date.  In 2002, 2001 and 2000 fees earned by the Company under this marketing agreement totaled $3.1 million, $2.5 million, and $2.5 million, respectively.

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

At various dates throughout 2002, AGTHC paid $23.2 million in non-cash dividends through the Company to AGHC.  These dividends consisted of the net balance of the Affinity Bank Holdings, Inc.  Capital Note and a 100% participation in the AGRP Capital Note which had net book values of $7.1 million and $16.1 million, respectively.

In March 2002, the Company received a royalty payment of $1.5 million from Holiday RV Superstores, Inc., doing business as Recreation USA, (“Recreation USA”).  This non-refundable payment grants Recreation USA a limited non-exclusive license to use the Company’s Good Sam trademarks.  When the Company entered into the agreement with Recreation USA, the Company’s Chairman beneficially owned through entities controlled by him approximately 57% of the then outstanding common stock of Recreation USA after taking into account conversion and exercise of his beneficially-owned securities in Recreation USA.  The Company is recording the royalty payment into income in a level amount ratably over the three-year term of the license.

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

ITEM 14:         CONTROL AND PROCEDURES

Within 90 days prior to the filing of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a014 under the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15:         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)	Consolidated financial statements are included in Item 8 hereto.

(a) (2)	Consolidated financial statement schedules are included in Item 8 hereto

(a) (3)	Listing of Exhibits:

The exhibits required to be a part of this report are listed in the Index to Exhibits which follows the signature page.

(b)	Reports on Form 8-K:

None

(c)	Exhibits:

Included in Item 15 (a) (3) above.

(d)	Financial Statement Schedules

Included in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Denver, State of Colorado on March 21, 2003.

AFFINITY GROUP HOLDING, INC.

By	/s/ Joe B. McAdams
Joe B. McAdams
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Joe B. McAdams	Chief Executive Officer and Director	March 21, 2003
Joe B. McAdams	(Principal Executive Officer)

/s/ Mark J. Boggess	Senior Vice President and Chief	March 21, 2003
Mark J. Boggess	Financial Officer
(Principal Financial and Accounting Officer)

*	Director	March 21, 2003
Stephen Adams

*	Director	March 21, 2003
David Frith-Smith

*	Director	March 21, 2003
Wayne Boysen

	*	Director	March 21, 2003
Mark T. Gilman

	*	Director	March 21, 2003
David B. Garvin

	*	Director	March 21, 2003
John Elhert

	*	Director	March 21, 2003
George Parker

*By	/s/ Mark J. Boggess		March 21, 2003
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

CERTIFICATION

I, Joe McAdams, President and Chief Executive Officer of Affinity Group Holding, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of Affinity Group Holding, Inc.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Joe McAdams
Joe McAdams
President and Chief
Executive Officer

CERTIFICATION

I, Mark J. Boggess, Vice President and Chief Financial Officer of Affinity Group Holding, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of Affinity Group Holding, Inc.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Mark J. Boggess
Mark J. Boggess
Vice President and Chief
Financial Officer

AFFINITY GROUP HOLDING, INC.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For Fiscal Year Ended December 31, 2002

Item	Regulation S-K Exhibit Table Reference	Sequential Page No.
Certificate of Incorporation of Affinity Group, Inc.(1)	3.1

Bylaws of Affinity Group, Inc.(1)	3.2

Indenture dated as of October 29, 1993 by and between the Company and United States Trust Company of New York.(2)	4.1

First Supplemental Indenture dated as of May 17, 1994, by and between Company and United States Trust Company of New York.(5)	4.2

Second Supplemental Indenture dated as of October 11, 1994, by and between Company and United States Trust Company of New York.(5)	4.3

Third Supplemental Indenture dated as of December 21, 1995 by and between Company and United States Trust Company of New York.(7)	4.3a

Fourth Supplemental Indenture dated as of February 1, 1996 by and between Company and United States Trust Company of New York.(7)	4.3b

Credit Agreement dated as of November 13, 1998 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein.(10)	4.9

Second Amendment to Credit Agreement dated as of March 1, 2001 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein.(12)	4.10

Third Amendment to Credit Agreement dated as of December 5, 2001 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein.(14)	4.11

Change in Registrant’s Accountants(16)	4.12

Fourth Amendment to Credit Agreement dated as of November 20, 2001 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein.	4.13	77

Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries.(2)	10.1

Lease for office facilities in Denver, Colorado.(2)	10.3

Lease Agreement for office facilities in Ventura, California(6)	10.3a

Item	Regulation S-K Exhibit Table Reference	Sequential Page No.
Investment in unrestricted subsidiary, assignment and assumption agreement and fourth amendment to office facility lease in Denver, Colorado.(3)	10.4

Employment Agreement dated August 1, 1993 between Stephen Adams and the Company, as amended.(2)	10.5

Phantom Stock Agreement dated January 2, 1992 between Joe McAdams and the Company.(2)	10.6

Phantom Stock Agreement dated January 2, 1992 between Michael Schneider and the Company.(2)	10.8

Phantom Stock Agreement dated January 2, 1992 between Mark J. Boggess and the Company.(2)	10.10

Employment Agreement dated as of January 1, 1991 between Keith Urry and Golf Card International Corp. as amended.(2)	10.12

Executive split-dollar life insurance agreements(3)	10.15

Indemnity Agreement dated October 29, 1994, by and between Affinity Group, Inc. and AGI Services, Inc.(5)	10.16

Agreement with Cross Country Motor Club, Inc. as amended.(2)	10.17

Amendment to National General Insurance Contract Dated January 13, 1994.(1)	10.19

Amendment to Service Agreement dated March 22, 1994 by and between Affinity Group, Inc. and National General Insurance Company.(4)	10.20

401 (k) Savings and Investment Plan.(2)	10.21

Form of Indemnification Agreement for persons consenting to serve as directors upon completion of the offering and amendment thereto.(1)	10.22

Phantom Stock Amendment dated October 10, 1995 between Joe McAdams and the Company.(7)	10.24

Phantom Stock Agreement dated December 19, 1995 between David Block and Affinity Road and Travel Club, Inc., a wholly-owned subsidiary of the Company.(7)	10.25

Agreement between Ganis Credit Corporation and the Company dated September, 1995.(7)	10.26

Addendum to National General Insurance Contract Dated January 13, 1994.(9)	10.29

Agreement with Cross Country Motor Club, Inc. dated October 10, 1997, as amended.(9)	10.30

Item	Regulation S-K Exhibit Table Reference	Sequential Page No.
Stock Purchase Agreement dated as of February 25, 1997, by and among the Shareholders of Camping World, Inc. and Affinity Group, Inc. (8)	10.31

Form of Phantom Stock Agreements, between certain executives and the Company (9)	10.35

Stock Purchase Agreement between Affinity Group Thrift Holding Corp. and Affinity Bank Holdings LLC (11)	10.39

Member Control Agreement of Affinity Bank Holdings LLC (11)	10.40

Closing Agreement between Affinity Group Thrift Holding Corp. and Affinity Bank Holdings LLC (11)	10.41

Agreement and Escrow Instructions for Purchase of Real Estate by AGRP Holding Corp., dated November 1, 2001 (13)	10.44

Participation Agreement by and between Affinity Group Thrift Holding Corp. and the Stephen Adams Living Trust, dated December 5, 2001. (14)	10.45

Capital Note of AGRP Holding Corp., dated December 5, 2001. (14)	10.46

Phantom Stock Amendment dated December 5, 2001 between Joe McAdams and the Company (15)	10.48

Amended and Restated Marketing Agreement, dated March 15, 2002 by and between Camping World, Inc. and National General Insurance Company	10.49	88

Addendums to National General Insurance Working Agreements dated March 15, 2002	10.50	106

Addendums to National General Insurance Service Agreements dated March 15, 2002	10.51	110

Phantom Stock Agreement dated May 15, 2002 between Mark T. Gilman and Camping World, Inc.	10.52	114

Amendment to Employment Agreement dated August 1, 1993 between Stephen Adams and the Company	10.53	126

Subsidiaries of the Registrant	21	127

Power of Attorney	24	128

Certification Pursuant to 18 U.S.C Section 1350- Joe McAdams, President and CEO of Affinity Group Holding, Inc.	99.1	130

Certification Pursuant to 18 U.S.C Section 1350- Mark J. Boggess, Vice President and CFO of Affinity Group Holding, Inc.	99.2	131

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

(13)         Filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein.

(14)         Filed with the Company’s Report on Form 8-K dated December 5, 2001 and incorporated by reference herein.

(15)         Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.

(16)         Filed with the Company’s Report on Form 8-K dated June 27, 2002 and incorporated by reference herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit.  Such request should be sent to Affinity Group, Inc., 64 Inverness Drive East, Englewood, Colorado  80112, Attention:  Chief Financial Officer