Form 10-Q
period 2003-03-31
AFFINITY GROUP HOLDING INC
filed 2003-05-07
CIK 1038622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2003	333-26389

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2922099
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Inverness Drive East	(303) 792-7284
Englewood, CO 80112	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES   ☒         NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2003
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

(In Thousands, Except Share Amounts)

	3/31/03	12/31/02
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,056	$1,730
Accounts receivable, less allowance for doubtful accounts of $1,342 in 2003 and $1,202 in 2002	23,479	25,082
Inventories	37,150	31,806
Prepaid expenses and other assets	11,482	9,307
Deferred tax assets	5,596	5,596
Total current assets	80,763	73,521

PROPERTY AND EQUIPMENT, net	23,300	22,935
NOTES FROM AFFILIATES	8,959	8,911
INTANGIBLE ASSETS, net	19,744	20,830
GOODWILL	151,210	151,210
DEFERRED TAX ASSETS	21,058	20,885
OTHER ASSETS	4,299	4,344
	$309,333	$302,636
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$15,587	$11,048
Accrued interest	7,235	3,900
Accrued income taxes	3,882	3,014
Accrued liabilities	29,090	31,276
Deferred revenues and gains	57,726	54,827
Deferred tax liabilities	1,223	1,223
Current portion of long-term debt	8,380	8,053
Total current liabilities	123,123	113,341

DEFERRED REVENUES AND GAINS	41,245	39,648
LONG-TERM DEBT, net of current portion	206,707	214,948
DEFERRED TAX LIABILITIES	15,453	15,453
OTHER LONG-TERM LIABILITIES	7,254	6,794
	393,782	390,184
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	2,021	2,021
Accumulated deficit	(86,471)	(89,570)
Total stockholder’s deficit	(84,449)	(87,548)
	$309,333	$302,636

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2003	3/31/2002
REVENUES:
Membership services	$29,801	$28,822
Publications	15,130	14,756
Retail	47,548	53,282
	92,479	96,860

COSTS APPLICABLE TO REVENUES:
Membership services	17,322	16,480
Publications	10,404	10,959
Retail	28,450	35,092
	56,176	62,531

GROSS PROFIT	36,303	34,329

OPERATING EXPENSES:
Selling, general and administrative	24,258	22,993
Depreciation and amortization	2,600	2,531
	26,858	25,524

INCOME FROM OPERATIONS	9,445	8,805

NON-OPERATING ITEMS:
Interest expense, net	(4,478)	(4,303)
Other non-operating income, net	67	114
	(4,411)	(4,189)
INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5,034	4,616

INCOME TAX EXPENSE	(1,935)	(1,798)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,099	2,818

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(1,742)

NET INCOME	$3,099	$1,076

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2003	3/31/2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,099	$1,076
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	1,742
Deferred tax provision (benefit)	(173)	181
Depreciation and amortization	2,600	2,531
Provision for losses on accounts receivable	372	406
Deferred compensation	500	500
Gain on sale of property and equipment	(19)	(1)
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	1,231	1,224
Inventories	(5,344)	(3,097)
Prepaid expenses and other assets	(2,130)	(2,269)
Accounts payable	4,539	5,864
Accrued and other liabilities	1,977	4,067
Deferred revenues and gains	4,496	4,102
Net cash provided by operating activities	11,148	16,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,872)	(1,275)
Net proceeds from sale of property and equipment	25	1
Increase in intangible assets	(13)	(85)
Loans receivable	(48)	(738)
Net cash used in investing activities	(1,908)	(2,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	22,350	21,010
Principal payments of long-term debt	(30,264)	(33,480)
Net cash used in financing activities	(7,914)	(12,470)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,326	1,759

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,730	3,180

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,056	$4,939

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

The financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc. (“AGI”), and AGI’s subsidiaries (collectively the “Company”) without audit, in accordance with accounting principles generally accepted in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s 10-K report for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Asset Retirement Obligations – Statement of Financial Accounting Standards (“SFAS”) No. 143 was issued in June 2001.  SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company adopted this standard on January 1, 2003.  The adoption of SFAS No. 143 had no significant impact on the Company’s financial statements.

Accounting for Costs Associated with Exit or Disposal Activities – In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  Under EITF No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity committed itself to an exit plan.  In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activities be recognized when the liability is incurred.  It also establishes that fair value is the objective for the initial measurement of the liability.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this standard had no significant impact on the Company’s financial statements.

Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections – In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  This statement eliminates accounting treatment for reporting gains or losses on debt extinguishments and amends certain other existing accounting pronouncements.  The adoption of this standard did not have a material impact on the Company’s financial statements.

Guarantor’s Accounting and Disclosure Requirements for Guarantees – During November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”).  FIN 45 elaborates on the existing disclosure requirements for a guarantor in its interim and annual financial statements regarding its obligations under guarantees issued.  It also clarifies that at the time a guarantee is issued, the guarantor must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002.  The Company adopted the provisions of FIN 45 as of January 1, 2003 and it did not have a material impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities – In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 addresses the consolidation and financial reporting of variable interest entities.  FIN No. 46 is effective for financial statements of interim or annual periods beginning after June 15, 2002 for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after February 1, 2003.  The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED MARCH 31, 2003
Revenues from external customers	$29,801	$15,130	$47,548	$92,479
Segment operating profit	10,675	4,319	2,152	17,146

QUARTER ENDED MARCH 31, 2002
Revenues from external customers	$28,822	$14,756	$53,282	$96,860
Segment operating profit	10,175	3,407	2,513	16,095

The following is a summary of the reportable segment reconciliations to the Company’s consolidated financial statements for the three months ended March 31, 2003 and 2002 (in thousands):

	THREE MONTHS ENDED
	3/31/03	3/31/02
Income From Operations Before Depreciation and Amortization
Total profit for reportable segments	$17,146	$16,095
Unallocated G & A expense	(5,101)	(4,759)
Income from operations before depreciation and amortization	$12,045	$11,336

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information the three months ended March 31 (in thousands):

	2003	2002
Cash paid during the period for:
Interest	$1,329	$842
Income taxes	1,262	1,500

(5) GOODWILL AND INTANGIBLE ASSETS

In January 2002, Affinity Group Holding, Inc. adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life.  Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002) and annually thereafter.  The Company performs its annual impairment review during the fourth quarter.

No changes were made in the carrying amount of the Company’s goodwill during the first quarter of 2003.  The following is a summary of changes in the Company’s goodwill by business segment, for the three months ended March 31, 2003 and 2002 (in thousands):

	Membership Services	Publications	Retail	Consolidated

Balance as of January 1, 2003	$54,288	$48,181	$48,741	$151,210
Impairments	—	—	—	0
Balance as of March 31, 2003	$54,288	$48,181	$48,741	$151,210

	Membership Services	Publications	Retail	Consolidated

Balance as of January 1, 2002	$56,030	$48,181	$48,741	$152,952
Impairments	(1,742)	—	—	(1,742)
Balance as of March 31, 2002	$54,288	$48,181	$48,741	$151,210

Finite lived intangible assets and related accumulated amortization consisted of the following at March 31, 2003 (in thousands):

	Gross	Accumulated Amortization	Net

Membership and customer lists	$4,263	$(1,987)	$2,276
Resort and golf course participation agreements	13,562	(9,111)	4,451
Non-compete and deferred consulting agreements	17,880	(8,756)	9,124

Deferred financing and organization costs costs	10,265	(6,372)	3,893
	$45,970	$(26,226)	$19,744

(6) CONTINGENCIES- RECENT EVENTS

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

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

The following table is derived from the Company’s Consolidated Statements of Operations and expressed the results from operations as a percentabe of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/2003	3/31/2002	Inc/(Dec)
REVENUES:
Membership services	32.2%	29.8%	3.4%
Publications	16.4%	15.2%	2.5%
Retail	51.4%	55.0%	(10.8)%
	100.0%	100.0%	(4.5)%
COSTS APPLICABLE TO REVENUES:
Membership services	18.7%	17.0%	5.1%
Publications	11.3%	11.3%	(5.1)%
Retail	30.7%	36.3%	(18.9)%
	60.7%	64.6%	(10.2)%
GROSS PROFIT	39.3%	35.4%	5.8%

OPERATING EXPENSES:
Selling, general and administrative	26.3%	23.7%	5.5%
Depreciation and amortization	2.8%	2.6%	2.7%
	29.1%	26.3%	5.2%
INCOME FROM OPERATIONS	10.2%	9.1%	7.3%

NON-OPERATING ITEMS:
Interest expense, net	(4.9)%	(4.4)%	4.1%
Other non-operating (expense) income, net	0.1%	0.1%	(41.2)%
	(4.8)%	(4.3)%	5.3%
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5.4%	4.8%	9.1%

INCOME TAX EXPENSE	(2.0)%	(1.9)%	7.6%

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3.4%	2.9%	10.0%

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(1.8)%	(100.0)%

NET INCOME	3.4%	1.1%	188.0%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003

Compared With Three Months Ended March 31, 2002

Revenues

Revenues of $92.5 million for the first quarter of 2003 decreased by approximately $4.4 million, or 4.5%, from the comparable period in 2002.

Membership services revenues of $29.8 million for the first quarter of 2003 increased by approximately $1.0 million, or 3.4%, from the comparable period in 2002.  This revenue increase was largely attributable to a $0.8 million increase in marketing fee income recognized on sales of vehicle insurance and RV financing products, $0.3 million from increased participation in member events, and other miscellaneous revenue increases of $0.4 million primarily associated with the extended vehicle warranty program revenue and emergency road service.  These increases were partially offset by a $0.5 million reduction in marketing fees from the sale of health and life insurance products.

Publication revenues of $15.1 million for the first quarter of 2003 increased $0.4 million, or 2.5%, from the comparable period in 2002 primarily due to increased advertising revenue from the recreational vehicle titles.

Retail revenues of $47.5 million decreased $5.7 million, or 10.8%, over the first quarter of 2002.  This variance consisted of a $4.0 million decrease in Camping World merchandise sales and a $1.7 million decrease in recreational vehicle sales.  The decrease in merchandise sales decrease equated to a same store sales decrease of 6.5%, or an aggregate $2.3 million decrease in store merchandise sales.  The remaining decrease in merchandise sales was attributable to a $2.4 million decrease in mail order sales and a $0.7 million increase in installation fees and other supplies and services revenue.  Management believes that the decrease in retail sales was principally due to uncertainties arising from the soft economy, the war in Iraq and inclement weather affecting several of the retail stores during the quarter.

Costs Applicable to Revenues

Costs applicable to revenues totaled $56.2 million for the first quarter of 2003, a decrease of $6.4 million, or 10.2%, from the comparable period in 2002.

Membership services costs and expenses of $17.3 million increased $0.8 million from the first quarter of 2002.  This increase consisted of $0.8 million of costs associated with the increased program revenue, and a $0.4 million increase in membership database maintenance fees.  These increases were partially offset by a $0.4 million reduction in membership services costs primarily due to reduced club expenses associated with reduced marketing costs for the President’s Club and reduced enrollment in the Coast Club partially offset increased Golf Card acquisition mailings in the first quarter.

Publication costs and expenses of $10.4 million for the first quarter of 2003 decreased $0.6 million from the comparable period in 2002 primarily due to reduced production and marketing costs for the annual campground directory titles.

Retail costs applicable to revenues decreased $6.6 million, or 18.9%, to $28.5 million primarily due to the 10.8% decrease in merchandise sales.  The retail gross profit margin of 40.2% for the first quarter in 2003 increased from 34.1% from the comparable period in 2002.  This increase in Camping World’s retail gross profit margin was primarily attributable to the recognition of a $1.8 increase in vendor purchase rebates combined with a favorable shift to sales of higher margin products.

Operating Expenses

Selling, general and administrative expenses of $24.3 million for the first quarter of 2003 increased $1.3 million compared to the first quarter of 2002 primarily due to increased retail labor and other retail general and administrative expenses.  Depreciation and amortization expenses of $2.6 million remained relatively consistent with the prior year.

Income from Operations

Income from operations for the first quarter of 2003 increased $0.6 million, or 7.3%, to $9.4 million compared to $8.8 million for the first quarter of 2002.  This increase was due to increased gross profit from the retail, publications and membership services operations of $0.9 million, $0.9 million and $0.1 million, respectively, partially offset by increased operating expenses of $1.3 million.

Non-Operating Items

Non-operating expenses were $4.4 million for the first quarter of 2003, compared to $4.2 million for the same period in 2002 primarily due to a $0.2 million increase in interest expense as a result of higher average outstanding debt balances.

Income before Income Taxes and Cumulative Effect of Accounting Change

Income before income taxes and cumulative effect of accounting change for the first quarter of 2003 was $5.0 million, or 9.1% over the first quarter of 2002.  This $0.4 million increase from the prior period was principally due to the $0.6 million increase in income from operations partially offset by a $0.2 million increase in net interest expense.

Income Tax Expense

The Company recognized approximately $1.9 million of tax expense for the first quarter of 2003 versus $1.8 million for the first quarter of 2002.

Cumulative Effect of Accounting Change

In accordance with the transition provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded a one-time non-cash charge of approximately $1.7 million in 2002 to reduce the carrying value of the goodwill associated solely with the Golf Card Club, which is included within the Membership Services segment.  This charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statement of Income.

Net Income

The net income in the first quarter of 2003 was $3.1 million compared to $1.1 million for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI.  AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has historically operated with a working capital deficit.  The working capital deficit as of March 31, 2003 and December 31, 2002 was $42.4 million and $39.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $57.7 million and $54.8 million as of March 31, 2003 and December 31, 2002, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is deferred over the life of the membership.  The Company uses this deferred membership revenue to lower its long-term borrowings.  The Company generated net cash from operations of $11.1 million and $16.3 million for the first three months of 2003 and 2002, respectively.  Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to meet all of its debt service requirements and capital requirements over the next twelve months.

The following table reflects the Company’s contractual obligations and commercial commitments at March 31, 2003, in thousands.

	Payments Due by Period
(in thousands)	Total	Balance of 2003	2004 and 2005	2006 and 2007	Thereafter

Long-term debt	$215,087	$5,839	$79,248	$130,000	$—
Operating lease obligations	136,917	8,332	22,159	18,607	87,819
Deferred compensation	7,600	1,400	2,800	3,400	—

Other commercial commitments - Standby letters of credit	5,481	2,965	2,516	—	—
Grand total	$365,085	$18,536	$106,723	$152,007	$87,819

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes under an indenture dated April 2, 1997 (the “Indenture”) maturing on April 1, 2007 (“AGHI Senior Notes”).  On November 13, 1998, AGI entered into a $200.0 million revolving credit and term loan facility (“AGI Credit Facility”) consisting of two term loans (“Term A” and “Term B”) aggregating $130.0 million and a revolving credit facility of $70.0 million.  The revolving credit facility was amended to $74.5 million on December 5, 2001.  The interest on borrowings under the AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 1.75% to 4.125% over the stated rates.  As of March 31, 2003, the average interest rates on the term loans and revolving credit facility were 5.1% and 4.39%, respectively, and permitted borrowings under the undrawn revolving line were $16.1 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  As of March 31, 2003, $9.4 million and $22.7 million were outstanding under the Term A and B loans, respectively.  Re-borrowings under the Term Loans are not permitted.  The aggregate quarterly scheduled payments on the term loans are $1.94 million and $2.53 million for 2003 and 2004, respectively.  The revolving credit facility matures on December 31, 2004, and the Term A and Term B loans mature on June 30, 2004 and September 31, 2005, respectively.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of March 31, 2003, the Company had standby letters of credit in the amount of $5.5 million outstanding.  The AGI Credit Facility is secured by virtually all the assets and a pledge of the stock of AGI.

The AGI Credit Facility allows for, among other things, the distribution of payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes.  Also, from time to time, AGI may distribute funds to AGHI to purchase the AGHI Senior Notes in the open market.  Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow and limitations on capital expenditures and total indebtedness.  In addition, the AGI Credit Facility prohibits the distribution by its wholly-owned subsidiary, AGI, of any excess cash flow, as defined, until total leverage is less than 4.75 to 1.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at March 31, 2003.

For the three months ended March 31, 2003, the Company incurred deferred executive compensation expense of $0.5 million under the phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next five years.  Phantom stock payments of $1.4 million are scheduled to be made over the remainder of the calendar year.

Capital expenditures for the first three months of 2003 totaling $1.9 million increased $0.6 million from the first three months of 2002.  Additional capital expenditures of $12.8 million are anticipated for the balance of 2003, primarily for new Camping World stores and equipment, information technology and database enhancements, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Refer to the disclosure in our 2002 Annual Report on Form 10-K.  We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of the Annual Report.

Credit Risks

Refer to the disclosure in our 2002 Annual Report on Form 10-K.  We do not believe that the risk we face related to credit risk is materially different than it was at the date of the Annual Report.

ITEM 4: CONTROL AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-14 under the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 99.1 and 99.2. Officers Certifications

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

	/s/	Mark J. Boggess
Date: May 7, 2003	Mark J. Boggess
Senior Vice President
Chief Financial Officer

CERTIFICATION

I, Joe McAdams, President and Chief Executive Officer of Affinity Group Holding, Inc., certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of Affinity Group Holding, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ Joe McAdams
Joe McAdams
President and Chief Executive Officer

CERTIFICATION

I, Mark J. Boggess, Vice President and Chief Financial Officer of Affinity Group Holding, Inc., certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of Affinity Group Holding, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ Mark J. Boggess
Mark J. Boggess
Vice President and Chief Financial Officer