Form 10-Q
period 2003-06-30
AFFINITY GROUP HOLDING INC
filed 2003-08-08
CIK 1038622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2003	333-26389

AFFINITY GROUP HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2922099
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Inverness Drive East Englewood, CO 80112	(303) 792-7284
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

YES    ☒         NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2003
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

(In Thousands, Except Share Amounts)

	6/30/03	12/31/02
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,462	$1,730
Accounts receivable, less allowance for doubtful accounts of $1,423 in 2003 and $1,202 in 2002	22,398	25,082
Inventories	39,748	31,806
Prepaid expenses and other assets	12,284	9,307
Deferred tax assets	5,596	5,596
Total current assets	95,488	73,521

PROPERTY AND EQUIPMENT, net	25,636	22,935
NOTES FROM AFFILIATES	9,008	8,911
INTANGIBLE ASSETS, net	21,301	20,830
GOODWILL	151,210	151,210
DEFERRED TAX ASSETS	21,269	20,885
OTHER ASSETS	2,373	4,344
	$326,285	$302,636
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$21,173	$11,048
Accrued interest	3,593	3,900
Accrued income taxes	3,613	3,014
Accrued liabilities	29,345	31,276
Deferred revenues and gains	58,899	54,827
Deferred tax liabilities	1,223	1,223
Current portion of long-term debt	1,438	8,053
Total current liabilities	119,284	113,341

DEFERRED REVENUES AND GAINS	40,404	39,648
LONG-TERM DEBT, net of current portion	238,250	214,948
DEFERRED TAX LIABILITIES	15,453	15,453
OTHER LONG-TERM LIABILITIES	7,310	6,794
	420,701	390,184

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	—	2,021
Accumulated deficit	(94,417)	(89,570)
Total stockholder’s deficit	(94,416)	(87,548)
	$326,285	$302,636

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	6/30/2003	6/30/2002
REVENUES:
Membership services	$35,399	$33,815
Publications	14,298	13,110
Retail	65,961	74,827
	115,658	121,752

COSTS APPLICABLE TO REVENUES:
Membership services	22,146	20,592
Publications	10,086	9,132
Retail	38,765	50,240
	70,997	79,964

GROSS PROFIT	44,661	41,788

OPERATING EXPENSES:
Selling, general and administrative	27,104	26,660
Restructuring charge	302	952
Depreciation and amortization	2,252	2,473
	29,658	30,085

INCOME FROM OPERATIONS	15,003	11,703

NON-OPERATING ITEMS:
Interest expense, net	(4,602)	(4,162)
Debt extinguishment expense	(1,709)	—
Other non-operating items, net	77	72
	(6,234)	(4,090)

INCOME BEFORE TAXES	8,769	7,613

INCOME TAX EXPENSE	(3,225)	(2,560)

NET INCOME	$5,544	$5,053

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2003	6/30/2002
REVENUES:
Membership services	$65,200	$62,637
Publications	29,428	27,866
Retail	113,509	128,109
	208,137	218,612

COSTS APPLICABLE TO REVENUES:
Membership services	39,468	37,072
Publications	20,490	20,091
Retail	67,215	85,332
	127,173	142,495

GROSS PROFIT	80,964	76,117

OPERATING EXPENSES:
Selling, general and administrative	51,362	49,653
Restructuring charge	302	952
Depreciation and amortization	4,852	5,004
	56,516	55,609

INCOME FROM OPERATIONS	24,448	20,508

NON-OPERATING ITEMS:
Interest expense, net	(9,080)	(8,465)
Debt extinguishment expense	(1,709)	—
Other non-operating items, net	144	186
	(10,645)	(8,279)

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	13,803	12,229

INCOME TAX EXPENSE	(5,160)	(4,358)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	8,643	7,871

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(1,742)

NET INCOME	$8,643	$6,129

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2003	6/30/2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,643	$6,129
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	1,742
Debt extinguishment expense	1,709	—
Deferred tax benefit	(384)	(6)
Depreciation and amortization	4,852	5,004
Provision for losses on accounts receivable	916	964
Deferred compensation	1,200	2,000
Gain on sale of property and equipment	(30)	(4)
Changes in operating assets and liabilities:
Accounts receivable	1,768	(580)
Inventories	(7,942)	(2,149)
Prepaid expenses and other assets	(2,817)	(3,770)
Accounts payable	10,125	6,082
Accrued and other liabilities	(2,323)	(1,707)
Deferred revenues and gains	4,828	5,352
Net cash provided by operating activities	20,545	19,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,775)	(2,551)
Net proceeds from sale of property and equipment	55	4
Increase in intangible assets	(3,983)	(104)
Loans receivable	(97)	(1,189)
Net cash used in investing activities	(9,800)	(3,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(13,700)	—
Borrowings on long-term debt	151,975	61,560
Principal payments of long-term debt	(135,288)	(78,475)
Net cash provided by (used in) financing activities	2,987	(16,915)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,732	(1,698)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,730	3,180

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,462	$1,482

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

The Company does not allocate depreciation, amortization, interest, income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED JUNE 30, 2003
Revenues from external customers	$35,399	$14,298	$65,961	$115,658
Segment operating profit	11,470	3,792	7,258	22,520

QUARTER ENDED JUNE 30, 2002
Revenues from external customers	$33,815	$13,110	$74,827	$121,752
Segment operating profit	10,825	3,599	6,151	20,575

	Membership Services	Publications	Retail	Consolidated
SIX MONTHS ENDED JUNE 30, 2003
Revenues from external customers	$65,200	$29,428	$113,509	$208,137
Segment operating profit	22,145	8,111	9,410	39,666

SIX MONTHS ENDED JUNE 30, 2002
Revenues from external customers	$62,637	$27,866	$128,109	$218,612
Segment operating profit	21,000	7,006	8,664	36,670

The following is a summary of the reportable segment reconciliations to the Company’s consolidated financial statements for the three and six months ended June 30, 2003 and 2002 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/03	6/30/02	6/30/03	6/30/02

Income From Operations Before Depreciation and Amortization
Total profit for reportable segments	$22,520	$20,575	$39,666	$36,670
Unallocated G & A expense	(5,265)	(6,399)	(10,366)	(11,158)
Income from operations before depreciation and amortization	$17,255	$14,176	$29,300	$25,512

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information the six months ended June 30 (in thousands):

	2003	2002
Cash paid during the period for:
Interest	$9,767	$10,252
Income taxes	5,109	3,415

Concurrent with the AGI debt refinancing (see Note 6), AGI distributed its interest in life insurance policies insuring the life of Stephen Adams, the Company Chairman.  This $1.8 million non-cash dividend was distributed on June 24, 2003 from AGI to AGHI and from AGHI to its sole shareholder.

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

No changes were made in the carrying amount of the Company’s goodwill during the first half of 2003.  The following is a summary of changes in the Company’s goodwill by business segment, for the six months ended June 30, 2003 and 2002 (in thousands):

	Membership Services	Publications	Retail	Consolidated

Balance as of January 1, 2003	$54,288	$48,181	$48,741	$151,210
Impairments	—	—	—	—
Balance as of June 30, 2003	$54,288	$48,181	$48,741	$151,210

Balance as of January 1, 2002	$56,030	$48,181	$48,741	$152,952
Impairments	(1,742)	—	—	(1,742)
Balance as of June 30, 2002	$54,288	$48,181	$48,741	$151,210

Finite lived intangible assets and related accumulated amortization consisted of the following at June 30, 2003 (in thousands):

	Gross	Accumulated Amortization	Net

Membership and customer lists	$4,263	$(2,116)	$2,147
Resort and golf course participation agreements	13,555	(9,319)	4,236
Non-compete and deferred consulting agreements	17,880	(8,722)	9,158
Deferred financing and organization costs costs	8,929	(3,169)	5,760
	$44,627	$(23,326)	$21,301

(6)   DEBT RESTRUCTURING AND SENIOR NOTES REDEMPTION

On June 24, 2003, Affinity Group Holding, Inc.’s wholly owned subsidiary, Affinity Group, Inc. (“AGI”), entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“AGI Credit Facility”) providing for term loans (“Term B1” and “Term B2”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  Proceeds from the restructured AGI Credit Facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to AGI’s ultimate parent, AGI Holding Corp. and to redeem $30.0 million of the AGHI 11% Senior Notes as of July 24, 2003.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the new AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 1.50% to 4.0% over the stated rates.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  The AGI Credit Facility is secured by virtually all the assets and a pledge of the stock of AGI.  As of the refinancing date, AGI incurred a $1.7 million debt extinguishment charge representing the write-off of unamortized deferred financing cost on the prior financing facility.

As of June 30, 2003, $9.9 million and $99.8 million were outstanding under the Term B1 and B2 loans, respectively.  As of June 30, 2003, the average interest rates on the term loans were 5.15%, and permitted borrowings under the undrawn revolving line were $29.5 million.  The Company had standby letters of credit in the amount of $5.5 million outstanding as of June 30, 2003.  The aggregate quarterly scheduled payments on the term loans are $0.35 million.  The revolving credit facility matures on June 24, 2008, and the Term B1 and B2 loans mature on June 24, 2009.  The AGI Credit Facility permits the Company to refinance the existing AGHI Senior Notes.  In the event the indebtedness incurred to refinance the AGHI Senior Notes has a maturity dated prior to December 24,

2008, then the maturity dates of the AGI Credit Facility are adjusted to the date six months prior to the new indebtedness maturity date.

AGHI also announced on June 24, 2003 that notice was given on same date, to note holders of record, to redeem $30.0 million of its 11.0% Senior Notes due 2007.  The redemption date is July 24, 2003.  The notes will be redeemed at 103.667% of par plus accrued interest to the date of redemption.  The redemption will be funded by borrowings under the AGI Credit Facility.  The bond redemption premium and the pro rata amount of unamortized deferred financing costs in the amount of $1.1 million and $0.4 million, respectively, will be recognized as of the redemption date.

(7) CONTINGENCIES

From time to time, the Company is involved in litigation arising in the normal course of business operations.

The Insurance Commissioner of the state of California, by order dated April 23, 2002, directed GSS Enterprises, Inc. (“GSS”), one of the Company’s subsidiaries, to cease and desist from engaging in certain insurance and motor club services without requisite licensing, advising such subsidiary that the Commissioner may impose certain fines if GSS fails to be licensed.  The order provides GSS the right to a hearing on the matter.  The order issued by the Insurance Commissioner of the state of California applies only to operations of GSS within the state of California.  If sustained, the order could materially limit certain activities of GSS within the state of California.  GSS operates in all 50 states, a majority of which have regulations comparable to those of the state of California.  To the Company’s knowledge, there is no similar pending investigation by any other state.  The Company and the Department of Insurance of the state of California are in the process of resolving the cease and desist order through clarifications in the Company’s marketing materials and clarifications of applicable California laws.  Toward that end, revisions to applicable California statutes were signed into law in July, 2003.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

The following table is derived from the Company’s Consolidated Statements of Income and expressed the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2003	6/30/2002	Inc/(Dec)

REVENUES:
Membership services	30.6%	27.8%	4.7%
Publications	12.4%	10.8%	9.1%
Retail	57.0%	61.4%	(11.8)%
	100.0%	100.0%	(5.0)%

COSTS APPLICABLE TO REVENUES:
Membership services	19.1%	16.9%	7.5%
Publications	8.7%	7.5%	10.4%
Retail	33.6%	41.3%	(22.8)%
	61.4%	65.7%	(11.2)%

GROSS PROFIT	38.6%	34.3%	6.9%

OPERATING EXPENSES:
Selling, general and administrative	23.4%	21.9%	1.7%
Restructuring charge	0.3%	0.8%	(68.3)%
Depreciation and amortization	1.9%	2.0%	(8.9)%
	25.6%	24.7%	(1.4)%

INCOME FROM OPERATIONS	13.0%	9.6%	28.2%

NON-OPERATING ITEMS:
Interest expense, net	(4.0)%	(3.4)%	10.6%
Debt extinguishment expense	(1.5)%	—	—
Other non-operating items, net	0.1%	0.1%	6.9%
	(5.4)%	(3.3)%	52.4%

INCOME BEFORE INCOME TAXES	7.6%	6.3%	15.2%

INCOME TAX EXPENSE	(2.8)%	(2.1)%	26.0%

NET INCOME	4.8%	4.2%	9.7%

The following table is derived from the Company’s Consolidated Statements of Income and expressed the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2003	6/30/2002	Inc/(Dec)

REVENUES:
Membership services	31.3%	28.7%	4.1%
Publications	14.1%	12.7%	5.6%
Retail	54.6%	58.6%	(11.4)%
	100.0%	100.0%	(4.8)%

COSTS APPLICABLE TO REVENUES:
Membership services	19.0%	17.0%	6.5%
Publications	9.8%	9.2%	2.0%
Retail	32.3%	39.0%	(21.2)%
	61.1%	65.2%	(10.8)%

GROSS PROFIT	38.9%	34.8%	6.4%

OPERATING EXPENSES:
Selling, general and administrative	24.8%	22.7%	3.4%
Restructuring charge	0.1%	0.4%	(68.3)%
Depreciation and amortization	2.3%	2.3%	(3.0)%
	27.2%	25.4%	1.6%

INCOME FROM OPERATIONS	11.7%	9.4%	19.2%

NON-OPERATING ITEMS:
Interest expense, net	(4.4)%	(3.9)%	7.3%
Debt extinguishment expense	(0.8)%	—	—
Other non-operating items, net	0.1%	0.1%	(22.6)%
	(5.1)%	(3.8)%	28.6%

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	6.6%	5.6%	12.9%

INCOME TAX EXPENSE	(2.4)%	(2.0)%	18.4%

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4.2%	3.6%	9.8%

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(0.8)%	—

NET INCOME	4.2%	2.8%	41.0%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003

Compared With Three Months Ended June 30, 2002

Revenues

Revenues of $115.7 million for the second quarter of 2003 decreased by approximately $6.1 million, or 5.0%, from the comparable period in 2002.

Membership services revenues of $35.4 million for the second quarter of 2003 increased by approximately $1.6 million, or 4.7%, from the comparable period in 2002.  This revenue increase was largely attributable to $0.9 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year warranty products, a $0.7 million increase in marketing fee income recognized on sales of vehicle insurance and RV financing products, $0.7 million from increased participation in member events and $0.3 million from increased emergency road service revenue as a result of increased enrollment.  These increases were partially offset by a $0.6 million decrease in member services revenue primarily relating to reduced Coast to Coast enrollment and a $0.4 million reduction in marketing fees from the sale of health and life insurance products.

Publication revenues of $14.3 million for the second quarter of 2003 increased $1.2 million, or 9.1%, from the comparable period in 2002 primarily due to the addition of Boating Industry magazine in the second half of 2002, an additional issue of Power Sports Business, ATV Sport and Rev magazines, a new all-terrain vehicle television program commencing April 2003 and additional advertising, subscription and newsstand revenue from the recreational vehicle titles.

Retail revenues of $66.0 million decreased $8.9 million, or 11.8%, over the second quarter of 2002.  This variance consisted of an $8.1 million, or 11.3%, decrease in Camping World merchandise sales and an $0.8 million, or 21.5%, decrease in recreational vehicle sales.  Store merchandise sales decreased $1.9 million, equating to a same store sales decrease of 5.3%.  The remaining net decrease in merchandise sales was attributable to a $7.7 million decrease in mail order sales as a result of reducing the catalog circulation by strategically promoting to specific profitable market segments, partially offset by a $1.5 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $71.0 million for the second quarter of 2003, a decrease of $9.0 million, or 11.2%, from the comparable period in 2002.

Membership services costs and expenses of $22.1 million increased approximately $1.5 million from the second quarter of 2002.  This increase consisted of costs associated with the increased extended vehicle warranty program revenue, marketing fee income from vehicle insurance and RV financing products, increased member events participation and emergency road service enrollment increases mentioned above, partially offset by reduced marketing costs for Camping World’s President’s Club.

Publication costs and expenses of $10.1 million for the second quarter of 2003 increased $1.0 million from the comparable period in 2002 primarily due to $0.8 million in costs associated with additional issues of ATV Sport, REV Magazine, and the initial issues of Boating Industry magazine, combined with costs associated with the new television program, and a $0.2 million of additional marketing expenses for books.

Retail costs applicable to revenues decreased $11.5 million, or 22.8%, to $38.8 million primarily due to reduced same store sales, decreased RV sales, and improved gross margin.  The retail gross profit margin of 41.2% for the second quarter of 2003 increased from 32.9% from the comparable period in 2002.  This gross margin increase was primarily attributable to the recognition of a $1.9 million increase in vendor purchase rebates, a reduction in customer discounts from 14.8% to 10.6%, and a 21.5% decrease in recreational vehicles sales which have a lower profit margin.

Operating Expenses

Selling, general and administrative expenses of $27.1 million for the second quarter of 2003 increased $0.4 million compared to the second quarter of 2002 primarily due to increased retail selling expenses of approximately $1.2 million partially offset by an $0.8 million reduction in deferred executive compensation.  Depreciation and amortization expenses of $2.3 million decreased slightly over the prior year.

Income from Operations

Income from operations for the second quarter of 2003 increased $3.3 million, or 28.2%, to $15.0 million compared to $11.7 million for the second quarter of 2002.  This increase was primarily due to improved gross profit from the retail, publications and membership services operations of $2.6 million, $0.2 million and $0.1 million, respectively, and decreased operating expenses of $0.4 million.

Non-Operating Items

Non-operating expenses were $6.2 million for the second quarter of 2003, compared to $4.1 million for the same period in 2002.  This $2.1 million increase was primarily due to a  $0.6 million reduction in interest income on certain Notes from Affiliates which were contributed to AGI Holding Corp in the form of a dividend during various times in 2002, a $0.2 million decrease in expense due to lower interest rates, and a $1.7 million debt restructuring charge associated with refinancing the AGI Credit Facility on June 24, 2003.

Income before Income Taxes

Income before income taxes for the second quarter of 2003 was $8.8 million, or 15.2% above the second quarter of 2002.  This $1.2 million increase from the prior period was principally due to the $3.3 million increase in income from operations partially offset by a

$1.7 million of debt restructuring expense and a $0.4 million increase in net interest expense.

Income Tax Expense

The Company recognized approximately $3.2 million of tax expense for the second quarter of 2003 compared to $2.6 million for the second quarter of 2002.

Net Income

The net income in the second quarter of 2003 was $5.5 million compared to $5.1 million for the same period in 2002.

Six Months Ended June 30, 2003

Compared With Six Months Ended June 30, 2002

Revenues

Revenues of $208.1 million for the first six months of 2003 decreased by approximately $10.5 million, or 4.8%, from the comparable period in 2002.

Membership services revenues of $65.2 million for the first six months of 2003 increased by approximately $2.6 million, or 4.1%, from the comparable period in 2002.  This revenue increase was largely attributable to a $1.6 million increase in marketing fee income recognized on sales of vehicle insurance and RV financing products, $1.1 million increase in extended vehicle warranty program revenue primarily due to the continued growth in the sales of one-year warranty products, $0.9 million from increased participation in member events and tours, and a $0.5 million revenue increase in emergency road service programs due to increased enrollment.  These increases were partially offset by a $0.9 million reduction in marketing fees associated with the sale of health and life insurance products and a $0.6 million reduction in membership services revenue primarily associated with reduced enrollment in the Coast to Coast club.

Publication revenues of $29.4 million for the first six months of 2003 increased by approximately $1.5 million, or 5.6%, from the comparable period in 2002 primarily due to the purchase of Boating Industry magazine in the second half of 2002, an additional issue of Power Sports Business, ATV Sport and Rev magazines, a new all-terrain vehicle television program commencing April 2003, and additional advertising, subscription and newsstand revenue from the recreational vehicle titles.

Retail revenues of $113.5 million decreased $14.6 million, or 11.4%, over the first six months of 2002.  This variance consisted of a $12.1 million, or 10.0%, decrease in Camping World merchandise sales and a $2.5 million, or 31.8%, decrease in recreational vehicle sales.  Camping World store sales decreased $4.2 million, equating to a same store sales decrease of 5.9%.  The remaining net decrease in merchandise sales was attributable to a $10.1 million decrease in mail order sales, primarily as a result of reducing the catalog circulation by strategically promoting the catalogs to specific profitable market segments, partially offset by a $2.2 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $127.2 million for the first six months of 2003, a decrease of $15.3 million, or 10.8%, from the comparable period in 2002.

Membership services costs and expenses of $39.5 million increased $2.4 million from the first six months of 2002.  This increase consisted of $2.6 million of expenses primarily associated with revenue increases for the extended vehicle warranty program revenue, emergency road service programs, vehicle insurance products and member events revenue, a $0.7 million increase in membership operating costs, primarily membership database fees, and increased expenses of $0.4 million associated with website maintenance and member promotional programs.  These increases were partially offset by a $1.3 million reduction in membership services costs primarily due to reduced direct mail promotion for the President’s Club.

Publication costs and expenses of $20.5 million for the first six months of 2003 increased $0.4 million from the comparable period in 2002 primarily due to increased costs associated with the initial issues of Boating Industry magazine, and an additional issue of Power Sports Business, ATV Sport and Rev magazines combined with costs associated with a new television program.  These increases were partially offset by reduced annual publication costs.

Retail costs applicable to revenues decreased $18.1 million, or 21.2%, to $67.2 million primarily due to reduced same store sales, decreased RV sales, and improved gross margin.  The retail gross profit margin of 40.8% for the first six months in 2003 increased from 33.4% from the comparable period in 2002.  This gross margin increase was primarily attributable to a $3.7 million increase in vendor purchase rebates, a reduction in customer discounts from 14.9% to 11.7%, and a 31.8% drop in sales of recreational vehicles that have lower profit margins.

Operating Expenses

Selling, general and administrative expenses of $51.4 million for the first six months of 2003 increased $1.7 million compared to the first six months of 2002 primarily due to increased retail labor and other retail general and administrative expenses partially offset by a reduction in deferred executive compensation.  Depreciation and amortization expenses of $4.9 million decreased $0.1 million over the first six months of 2002.

Income from Operations

Income from operations for the first six months of 2003 increased $3.9 million, or 19.2%, to $24.4 million compared to $20.5 million for the first six months of 2002.  This increase was due to combined gross profit from the retail, publications and membership services operations of $4.8 million, partially offset by increased operating expenses of $0.9 million.

Non-Operating Items

Non-operating expenses were $10.6 million for the first six months of 2003, compared to $8.3 million for the same period in 2002 primarily due to a net increase in interest expense due to a $1.2 million reduction in interest on certain Notes from Affiliates which were contributed to AGI Holding Corp. in the form of a dividend during various times in 2002, $0.5 million of decreased interest expense due to lower interest rates, and a $1.7 million debt restructuring charge associated with refinancing the AGI Credit Facility on June 24, 2003.

Income before Income Taxes and Cumulative Effect of Accounting Change

Income before income taxes and cumulative effect of accounting change for the first six months of 2003 was $13.8 million, or 12.9% over the first six months of 2002.  This $1.6 million increase from the prior period was principally due to the $3.9 million increase in income from operations combined with the $1.7 million debt restructuring charge and the $0.6 million increase in net interest expense.

Income Tax Expense

The Company recognized approximately $5.2 million of tax expense for the first six months of 2003 versus $4.4 million for the first six months of 2002.

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

Net Income

The net income in the first six months of 2003 was $8.6 million compared to $6.1 million for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI.  AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has historically operated with a working capital deficit.  The working capital deficit as of June 30, 2003 and December 31, 2002 was $23.8 million and $39.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $58.9 million and $54.8 million as of

June 30, 2003 and December 31, 2002, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is deferred over the life of the membership.  The Company uses this deferred membership revenue to lower its long-term borrowings.  The Company generated net cash from operations of $20.5 million and $19.1 million for the first six months of 2003 and 2002, respectively.  Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to meet all of its debt service requirements and capital requirements over the next twelve months.

The following table reflects the Company’s contractual obligations and commercial commitments at June 30, 2003, in thousands.

	Payments Due by Period
(in thousands)	Total	Balance of 2003	2004 and 2005	2006 and 2007	Thereafter

Long-term debt	$239,688	$721	$2,817	$102,800	$133,350
Operating lease obligations	135,530	5,892	22,478	18,805	88,355
Deferred compensation	7,600	900	2,800	3,900	—

Other commercial commitments - Standby letters of credit	5,481	2,865	2,616	—	—
Grand total	$388,299	$10,378	$30,711	$125,505	$221,705

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes under an Indenture dated April 2, 1997 (the “Indenture”) maturing on April 1, 2007 (“AGHI Senior Notes”).  On June 24, 2003, Affinity Group Holding, Inc.’s wholly owned subsidiary, Affinity Group, Inc. (“AGI”), entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“AGI Credit Facility”) providing for term loans (“Term B1” and “Term B2”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  Proceeds from the restructured AGI Credit Facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to AGI’s ultimate parent, AGI Holding Corp. and to redeem $30.0 million of the AGHI 11% Senior Notes.  As of June 30, 2003, $9.9 million and $99.8 million were outstanding under the Term B1 and B2 loans, respectively.  No borrowings were outstanding on the revolving credit facility as of June 30, 2003.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the new AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 1.50% to 4.0% over the stated rates.  As of June 30, 2003, the average interest rates on the term loans were 5.15%, and permitted borrowings under the undrawn revolving line were $29.5 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  The aggregate quarterly scheduled payments on the term loans are $0.35 million.  The revolving credit facility matures on June 24, 2008, and the Term B1 and B2 loans mature on June 24, 2009.  The AGI Credit Facility permits the Company to refinance the existing AGHI Senior Notes.  In the event the indebtedness incurred to refinance the AGHI Senior Notes has a maturity dated prior to December 24, 2008, then the maturity dates of the AGI Credit Facility are adjusted to the date six months prior to the new indebtedness maturity date.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of June 30, 2003, the Company had standby letters of credit in the amount of $5.5 million outstanding.  The AGI Credit Facility is secured by virtually all the assets and a pledge of the stock of AGI.

AGHI also announced on June 24, 2003 that notice was given on same date to redeem $30.0 million of its 11.0% Senior Notes due 2007.  The redemption date is July 24, 2003.  The notes will be redeemed at 103.667% of par plus accrued interest to the date of redemption.  The redemption is being funded by borrowings under the AGI Credit Facility.

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

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2003.

For the six months ended June 30, 2003, the Company incurred deferred executive compensation expense of $1.2 million under the phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next five years.  Phantom stock payments of $0.9 million are scheduled tobe made over the remainder of the calendar year.

Capital expenditures for the first six months of 2003 totaling $5.8 million increased $3.2 million from the first six months of 2002 primarily due to the new Camping World retail store opened May, 2003 in Amsterdam, New York.  Additional capital expenditures of $8.9 million are anticipated for the balance of 2003, primarily for new Camping World stores and equipment, information technology and database enhancements, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 99.1 and 99.2. Officers Certifications

(b) Reports on Form 8-K

On June 24, 2003, Affinity Group Holding, Inc.’s wholly owned subsidiary, Affinity Group, Inc., entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement.  Further, Affinity Group Holding, Inc. announced on June 24, 2003 notice was given on same date to redeem $30.0 million of its 11.0% Senior Notes due 2007.  Disclosure documents and exhibits were filed with the Securities and Exchange Commission on June 24, 2003 under Form 8-K and are thereby incorporated by reference herein.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/s/ Mark J. Boggess
Date: August 7, 2003	Mark J. Boggess
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

Date: August 7, 2003	/s/ Joe McAdams
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

Date: August 7, 2003	/s/ Mark J. Boggess
Mark J. Boggess
Vice President and Chief
Financial Officer