Form 10-Q
period 2003-09-30
AFFINITY GROUP HOLDING INC
filed 2003-11-12
CIK 1038622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2003	333-26389

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2922099
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Inverness Drive East Englewood, CO 80112 (Address of principal executive offices)	(303) 792-7284 (Registrant’s telephone number, including area code)

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

YES  ☒          NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2003
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(In Thousands, Except Share Amounts)

	9/30/03	12/31/02
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,829	$1,730
Accounts receivable, less allowance for doubtful accounts of $1,509 in 2003 and $1,202 in 2002	19,444	25,082
Inventories	37,940	31,806
Prepaid expenses and other assets	15,569	9,307
Deferred tax assets	5,596	5,596
Total current assets	102,378	73,521

PROPERTY AND EQUIPMENT, net	26,425	22,935
NOTES FROM AFFILIATES	9,055	8,911
INTANGIBLE ASSETS, net	20,010	20,830
GOODWILL	151,210	151,210
DEFERRED TAX ASSETS	22,775	20,885
OTHER ASSETS	2,368	4,344
	$334,221	$302,636
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$18,910	$11,048
Accrued interest	5,811	3,900
Accrued income taxes	3,293	3,014
Accrued liabilities	29,226	31,276
Deferred revenues and gains	65,126	54,827
Deferred tax liabilities	1,223	1,223
Current portion of long-term debt	1,427	8,053
Total current liabilities	125,016	113,341

DEFERRED REVENUES AND GAINS	41,075	39,648
LONG-TERM DEBT, net of current portion	237,900	214,948
DEFERRED TAX LIABILITIES	15,453	15,453
OTHER LONG-TERM LIABILITIES	7,972	6,794
	427,416	390,184

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	—	2,021
Accumulated deficit	(93,196)	(89,570)
Total stockholder’s deficit	(93,195)	(87,548)
	$334,221	$302,636

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/03	9/30/02
REVENUES:
Membership services	$32,237	$31,318
Publications	11,494	12,744
Retail	66,368	68,240
	110,099	112,302

COSTS APPLICABLE TO REVENUES:
Membership services	21,347	19,520
Publications	8,106	8,439
Retail	40,706	45,359
	70,159	73,318

GROSS PROFIT	39,940	38,984

OPERATING EXPENSES:
Selling, general and administrative	29,231	27,706
Restructuring charge	100	600
Depreciation and amortization	2,529	2,427
	31,860	30,733

INCOME FROM OPERATIONS	8,080	8,251

NON-OPERATING ITEMS:
Interest expense, net	(4,569)	(4,153)
Debt extinguishment expense	(1,509)	—
Other non-operating items, net	256	61
	(5,822)	(4,092)

INCOME BEFORE TAXES	2,258	4,159

INCOME TAX EXPENSE	(1,037)	(1,785)

NET INCOME	$1,221	$2,374

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/03	9/30/02
REVENUES:
Membership services	$97,437	$93,955
Publications	40,922	40,610
Retail	179,877	196,349
	318,236	330,914

COSTS APPLICABLE TO REVENUES:
Membership services	60,815	56,592
Publications	28,596	28,530
Retail	107,921	130,691
	197,332	215,813

GROSS PROFIT	120,904	115,101

OPERATING EXPENSES:
Selling, general and administrative	80,593	77,359
Restructuring charge	402	1,552
Depreciation and amortization	7,381	7,431
	88,376	86,342

INCOME FROM OPERATIONS	32,528	28,759

NON-OPERATING ITEMS:
Interest expense, net	(13,649)	(12,618)
Debt extinguishment expense	(3,218)	—
Other non-operating items, net	400	247
	(16,467)	(12,371)

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	16,061	16,388

INCOME TAX EXPENSE	(6,197)	(6,143)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	9,864	10,245

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(1,742)

NET INCOME	$9,864	$8,503

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/03	9/30/02
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,864	$8,503
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	1,742
Debt extinguishment expense	3,218	—
Deferred tax benefit	(1,890)	(865)
Depreciation and amortization	7,381	7,431
Provision for losses on accounts receivable	1,441	1,369
Deferred compensation	1,200	4,500
Gain on sale of property and equipment	(227)	(4)
Changes in operating assets and liabilities:
Accounts receivable	4,197	(1,623)
Inventories	(6,134)	(299)
Prepaid expenses and other assets	(4,286)	(6,561)
Accounts payable	7,862	576
Accrued and other liabilities	118	3,039
Deferred revenues and gains	11,726	7,791
Net cash provided by operating activities	34,470	25,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,176)	(4,761)
Net proceeds from sale of property and equipment	252	4
Increase in intangible assets	(4,018)	(136)
Notes from affiliates	(144)	(1,557)
Net cash used in investing activities	(12,086)	(6,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(15,511)	—
Borrowings on long-term debt	181,975	82,830
Principal payments of long-term debt	(166,749)	(104,198)
Net cash used in financing activities	(285)	(21,368)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,099	(2,219)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,730	3,180

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,829	$961

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

Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections – In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  This statement revises accounting treatment for reporting gains or losses on debt extinguishments and amends certain other existing accounting pronouncements.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

The Company does not allocate depreciation, amortization, interest, income taxes, or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED SEPTEMBER 30, 2003
Revenues from external customers	$32,237	$11,494	$66,368	$110,099
Segment operating profit	9,079	3,003	3,405	15,487

QUARTER ENDED SEPTEMBER 30, 2002
Revenues from external customers	$31,318	$12,744	$68,240	$112,302
Segment operating profit	9,980	3,911	3,967	17,858

	Membership Services	Publications	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2003
Revenues from external customers	$97,437	$40,922	$179,877	$318,236
Segment operating profit	31,224	11,114	12,815	55,153

NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from external customers	$93,955	$40,610	$196,349	$330,914
Segment operating profit	30,980	10,917	12,631	54,528

The following is a summary of the reportable segment reconciliations to the Company’s consolidated financial statements for the quarter and nine months ended September 30, 2003 and 2002 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/03	9/30/02	9/30/03	9/30/02

Income From Operations Before Depreciation and Amortization
Total profit for reportable segments	$15,487	$17,858	$55,153	$54,528
Unallocated G & A expense	(4,878)	(7,180)	(15,244)	(18,338)
Income from operations before depreciation and amortization	$10,609	$10,678	$39,909	$36,190

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information the nine months ended September 30 (in thousands):

	2003	2002
Cash paid during the period for:
Interest	$12,337	$11,433
Income taxes	7,294	6,493

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

In accordance with the transition provisions of SFAS No. 142, Goodwill and Other Intangible Assets, Affinity Group Holding, Inc. recorded a non-cash charge of approximately $1.7 million to reduce the carrying value of its goodwill in 2002.  The SFAS No. 142 goodwill impairment is associated solely with goodwill of the Golf Card Club, which is included in the Membership Services segment.  Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.  In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology or recent comparable transactions.

No changes were made in the carrying amount of the Company’s goodwill during the first nine months of 2003.  The following is a summary of changes in the Company’s goodwill by business segment, for the nine months ended September 30, 2003 and 2002 (in thousands):

	Membership Services	Publications	Retail	Consolidated

Balance as of December 31, 2002	$54,288	$48,181	$48,741	$151,210
Impairments	—	—	—	—
Balance as of September 30, 2003	$54,288	$48,181	$48,741	$151,210

Balance as of December 31, 2001	$56,030	$48,181	$48,741	$152,952
Impairments	(1,742)	—	—	(1,742)
Balance as of September 30, 2002	$54,288	$48,181	$48,741	$151,210

Finite lived intangible assets and related accumulated amortization consisted of the following at September 30, 2003 (in thousands):

	Gross	Accumulated Amortization	Net

Membership and customer lists	$4,263	$(2,244)	$2,019
Resort and golf course participation agreements	13,547	(9,537)	4,010
Non-compete and deferred consulting agreements	17,880	(9,002)	8,878
Deferred financing and organization costs costs	7,865	(2,762)	5,103
	$43,555	$(23,545)	$20,010

(6) DEBT RESTRUCTURING AND SENIOR NOTES REDEMPTION

On June 24, 2003, Affinity Group Holding, Inc.’s wholly owned subsidiary, Affinity Group, Inc. (“AGI”), entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“AGI Credit Facility”) providing for term loans (“Term B1” and “Term B2”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  Proceeds from the restructured AGI Credit Facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to AGI’s ultimate parent, AGI Holding Corp. and to redeem $30.0 million of the AGHI 11% Senior Notes at 103.667% of par as of July 24, 2003.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the new AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates

(“LIBOR”), plus an applicable margin ranging from 1.50% to 4.0% over the stated rates.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  The AGI Credit Facility is secured by virtually all the assets and a pledge of the stock of AGI.  As of the refinancing date, AGI incurred a $1.7 million debt extinguishment charge representing the write-off of unamortized deferred financing cost on the prior financing facility.

AGHI also announced on June 24, 2003 that notice was given on same date, to note holders of record, to redeem $30.0 million of its 11.0% Senior Notes due 2007.   The redemption date was July 24, 2003.   The notes were redeemed at 103.667% of par plus accrued interest to the date of redemption.  The redemption was funded by borrowings under the AGI Credit Facility.  The bond redemption premium and the pro rata amount of unamortized deferred financing costs in the amount of $1.1 million and $0.4 million, respectively, were recognized as of the redemption date.

As of September 30, 2003, $39.8 million and $99.5 million were outstanding under the Term B1 and B2 loans, respectively.  As of September 30, 2003, the average interest rate on the term loans was 5.15%, and permitted borrowings under the undrawn revolving line were $30.3 million.  The Company had commercial and standby letters of credit in the aggregate amount of $4.7 million outstanding as of September 30, 2003.  The aggregate quarterly scheduled payments on the term loans are $0.35 million.  The revolving credit facility matures on June 24, 2008, and the Term B1 and B2 loans mature on June 24, 2009.

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

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

The following table is derived from the Company’s Consolidated Statements of Income and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/03	9/30/02	Inc/(Dec)

REVENUES:
Membership services	29.3%	27.9%	2.9%
Publications	10.4%	11.3%	(9.8)%
Retail	60.3%	60.8%	(2.7)%
	100.0%	100.0%	(2.0)%

COSTS APPLICABLE TO REVENUES:
Membership services	19.4%	17.4%	9.4%
Publications	7.4%	7.5%	(3.9)%
Retail	36.9%	40.4%	(10.3)%
	63.7%	65.3%	(4.3)%

GROSS PROFIT	36.3%	34.7%	2.5%

OPERATING EXPENSES:
Selling, general and administrative	26.6%	24.7%	5.5%
Restructuring charge	0.1%	0.5%	(83.3)%
Depreciation and amortization	2.3%	2.2%	4.2%
	29.0%	27.4%	3.7%

INCOME FROM OPERATIONS	7.3%	7.3%	(2.1)%

NON-OPERATING ITEMS:
Interest expense, net	(4.1)%	(3.7)%	10.0%
Debt extinguishment expense	(1.4)%	—	—
Other non-operating items, net	0.2%	0.1%	319.7%
	(5.3)%	(3.6)%	42.3%

INCOME BEFORE INCOME TAXES	2.0%	3.7%	(45.7)%

INCOME TAX EXPENSE	(0.9)%	(1.6)%	(41.9)%

NET INCOME	1.1%	2.1%	(48.6)%

	NINE MONTHS ENDED
	9/30/03	9/30/02	Inc/(Dec)

REVENUES:
Membership services	30.6%	28.4%	3.7%
Publications	12.9%	12.3%	0.8%
Retail	56.5%	59.3%	(8.4)%
	100.0%	100.0%	(3.8)%

COSTS APPLICABLE TO REVENUES:
Membership services	19.1%	17.1%	7.5%
Publications	9.0%	8.6%	0.2%
Retail	33.9%	39.5%	(17.4)%
	62.0%	65.2%	(8.6)%

GROSS PROFIT	38.0%	34.8%	5.0%

OPERATING EXPENSES:
Selling, general and administrative	25.4%	23.4%	4.2%
Restructuring charge	0.1%	0.5%	(74.1)%
Depreciation and amortization	2.3%	2.2%	(0.7)%
	27.8%	26.1%	2.4%

INCOME FROM OPERATIONS	10.2%	8.7%	13.1%

NON-OPERATING ITEMS:
Interest expense, net	(4.3)%	(3.8)%	8.2%
Debt extinguishment expense	(1.0)%	—	—
Other non-operating items, net	0.1%	0.1%	61.9%
	(5.2)%	(3.7)%	33.1%

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5.0%	5.0%	(2.0)%

INCOME TAX EXPENSE	(1.9)%	(1.9)%	0.9%

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3.1%	3.1%	(3.7)%

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(0.5)%	(100.0)%

NET INCOME	3.1%	2.6%	16.0%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003
Compared With Three Months Ended September 30, 2002

Revenues

Revenues of $110.1 million for the third quarter of 2003 decreased by approximately $2.2 million, or 2.0%, from the comparable period in 2002.

Membership services revenues of $32.2 million for the third quarter of 2003 increased by approximately $0.9 million, or 2.9%, from the comparable period in 2002.  This revenue increase was largely attributable to a $0.6 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year warranty products, and a $0.7 million increase in marketing fee income recognized on RV financing products.  These increases were partially offset by an $0.4 million decrease in Coast to Coast member services revenue primarily relating to reduced enrollment.

Publication revenues of $11.5 million for the third quarter of 2003 decreased $1.2 million, or 9.8%, from the comparable period in 2002 primarily due to the timing of outdoor power sports issues between the second quarter and third quarter of 2003.

Retail revenues of $66.4 million decreased $1.9 million, or 2.7%, over the third quarter of 2002.  This variance consisted of a $2.4 million, or 3.7%, decrease in Camping World merchandise sales and a $0.5 million, or 17.9%, increase in recreational vehicle sales.  Store merchandise sales increased $2.1 million, equating to a same store sales increase of 1.7%.  The remaining net decrease in merchandise sales was attributable to a $5.1 million decrease in mail order sales as a result of reducing the catalog circulation by strategically promoting to specific profitable market segments, partially offset by a $0.6 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $70.2 million for the third quarter of 2003, a decrease of $3.2 million, or 4.3%, from the comparable period in 2002.

Membership services costs and expenses of $21.3 million increased approximately $1.8 million from the third quarter of 2002.  This increase consisted of costs of $0.7 million associated with the increased extended vehicle warranty program revenue, increased emergency road service claims costs of $0.4 million, an increase in dealer marketing costs of $0.4 million, and a $0.3 million increase in membership database maintenance fees.

Publication costs and expenses of $8.1 million for the third quarter of 2003 decreased $0.3 million from the comparable period in 2002 primarily due to the timing of outdoor power sports issues between the second and third quarter of 2003.

Retail costs applicable to revenues decreased $4.7 million, or 10.3%, to $40.7 million primarily due to an improved gross margin combined with increased same store sales.  The retail gross profit margin of 38.7% for the third quarter of 2003 increased from 33.5% from the comparable period in 2002.  This gross margin increase was primarily attributable to a $1.8 million increase in vendor purchase rebates recognized and a reduction in customer discounts from 15.1% to 10.9%.

Operating Expenses

Selling, general and administrative expenses of $29.2 million for the third quarter of 2003 increased $1.5 million compared to the third quarter of 2002 primarily due to increased retail selling and general and administrative expenses of approximately $4.0 million partially offset by a $2.5 million reduction in deferred executive compensation.  Management restructuring expense decreased $0.5 million from the third quarter of 2002.  Depreciation and amortization expenses of $2.5 million increased slightly over the prior year.

Income from Operations

Income from operations for the third quarter of 2003 decreased $0.2 million, or 2.1%, to $8.1 million compared to $8.3 million for the third quarter of 2002.  This decrease was primarily due to increased operating expenses of $1.2 million and reduced gross profit for the publications and membership services operations of $0.9 million each, partially offset by improved gross profit from the retail operations of $2.8 million.

Non-Operating Items

Non-operating expenses were $5.8 million for the third quarter of 2003, compared to $4.1 million for the same period in 2002.  This $1.7 million increase was due to a $1.5 million debt restructuring charge associated with the redemption of $30 million of Senior Notes on July 24, 2003, a $0.3 million reduction in interest income on certain Notes from Affiliates which were contributed to AGI Holding Corp in the form of a dividend during various times in 2002, and a $0.1 million increase in interest expense due to higher loan balances.  These increases in operating expenses were partially offset by the sale of excess retail property at a gain of $0.2 million in the third quarter of 2003.

Income before Income Taxes

Income before income taxes for the third quarter of 2003 was $2.3 million, or 45.7% less than the third quarter of 2002.  This $1.9 million decrease from the prior period was due to the $0.2 million decrease in income from operations, the $1.5 million debt restructuring charge and a $0.2 million increase in other non-operating items.

Income Tax Expense

The Company recognized approximately $1.0 million of income tax expense for the third quarter of 2003 compared to $1.8 million for the third quarter of 2002.  The effective tax rates are higher than statutory rates due to certain changes in tax estimates and state taxes.

Net Income

The net income in the third quarter of 2003 was $1.2 million compared to $2.4 million for the same period in 2002.

Nine Months Ended September 30, 2003
Compared With Nine Months Ended September 30, 2002

Revenues

Revenues of $318.2 million for the first nine months of 2003 decreased by approximately $12.7 million, or 3.8%, from the comparable period in 2002.

Membership services revenues of $97.4 million for the first nine months of 2003 increased by approximately $3.5 million, or 3.7%, from the comparable period in 2002.  This revenue increase was largely attributable to a $2.4 million increase in marketing fee income recognized on sales of vehicle insurance and RV financing products, a $1.7 million increase in extended vehicle warranty program revenue primarily due to the continued growth in the sales of one-year warranty products, $1.2 million from increased participation in member events and dealer marketing program revenue, and a $0.7 million revenue increase in emergency road service programs due to increased enrollment.  These increases were partially offset by a $1.1 million reduction in marketing fees associated with the sale of health and life insurance products and a $1.4 million reduction in membership services revenue primarily associated with reduced enrollment in the Coast to Coast club.

Publication revenues of $40.9 million for the first nine months of 2003 increased by approximately $0.3 million, or 0.8%, from the comparable period in 2002 primarily due to additional advertising revenue.

Retail revenues of $179.9 million decreased $16.5 million, or 8.4%, over the first nine months of 2002.  This variance consisted of a $14.5 million, or 7.8%, decrease in Camping World merchandise sales and a $2.0 million, or 17.9%, decrease in recreational vehicle sales.  Camping World store sales decreased $2.1 million, equating to a same store sales decrease of 3.2%.  The remaining net decrease in merchandise sales was attributable to a $15.3 million decrease in mail order sales, primarily as a result of reducing the catalog circulation by strategically promoting the catalogs to specific profitable market segments, partially offset by a $2.9 million increase in installation fees and other supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $197.3 million for the first nine months of 2003, a decrease of $18.5 million, or 8.6%, from the comparable period in 2002.

Membership services costs and expenses of $60.8 million increased $4.2 million from the first nine months of 2002.  This increase consisted of $3.9 million of expenses primarily associated with revenue increases in the extended vehicle warranty program, emergency road service programs, and vehicle insurance products, a $1.1 million increase in membership operating costs, primarily associated with membership database maintenance fees, and increased expenses of $0.5 million associated with dealer promotional programs.  These increases were partially offset by a $1.3 million reduction in President’s Club membership services costs primarily associated with reduced direct mail promotions.

Publication costs and expenses of $28.6 million for the first nine months of 2003 increased $0.1 million from the comparable period in 2002 primarily due to additional costs associated with the initial issues of Boating Industry magazine, mostly offset by production cost efficiencies associated with the annual RV publications.

Retail costs applicable to revenues decreased $22.8 million, or 17.4%, to $107.9 million primarily due to reduced same store sales, decreased RV sales, and improved gross margins.  The retail gross profit margin of 40.0% for the first nine months in 2003 increased from 33.4% from the comparable period in 2002.  This gross margin increase was primarily attributable to a $5.5 million increase in vendor purchase rebates, a reduction in customer discounts from 14.9% to 11.4%, and a 17.9% drop in sales of recreational vehicles which have lower profit margins.

Operating Expenses

Selling, general and administrative expenses of $80.6 million for the first nine months of 2003 increased $3.2 million compared to the first nine months of 2002 primarily due to increased retail labor and other retail general and administrative expenses of $6.2 million, and $0.3 million of other increased corporate general and administrative expenses, partially offset by a reduction in deferred executive compensation of $3.3 million.  Management restructuring expense, primarily related to the retail segment, decreased $1.2 million from the third quarter of 2002.  Substantially all of the restructuring charges have been paid as of September 30, 2003.  Depreciation and amortization expenses of $7.4 million remained unchanged from the prior year.

Income from Operations

Income from operations for the first nine months of 2003 increased $3.8 million, or 13.1%, to $32.5 million compared to $28.7 million for the first nine months of 2002.  This increase was due to a gross profit increase from the retail and publications groups of $6.3 million and $0.2 million, respectively, partly offset by increased operating expenses of $2.0 million and a gross profit decrease for membership services operations of $0.7 million.

Non-Operating Items

Non-operating expenses were $16.5 million for the first nine months of 2003, compared to $12.4 million for the same period in 2002 primarily due to an increase in net interest expense attributable to a $1.5 million reduction in interest income on certain Notes from Affiliates which were contributed to AGI Holding Corp. in the form of a dividend during various times in 2002, a $0.5 million decrease in interest expense due to lower interest rates, and a $3.2 million debt restructuring charge associated with refinancing the AGI Credit Facility on June 24, 2003 and the redemption of $30 million of Senior Notes on July 24, 2003.

Income before Income Taxes and Cumulative Effect of Accounting Change

Income before income taxes and cumulative effect of accounting change for the first nine months of 2003 was $16.1 million, or 2.0% less than the first nine months of 2002.  This $0.3 million decrease from the prior period was principally due to the $3.8 million increase in income from operations combined with the $3.2 million debt restructuring charge and the $0.9 million net increase in interest expense and other non-operating items.

Income Tax Expense

The Company recognized approximately $6.2 million of tax expense for the first nine months of 2003 versus $6.1 million for the first nine months of 2002.  The effective income tax rates are higher than statutory rates due primarily to state income taxes.

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

Net Income

The net income in the first nine months of 2003 was $9.9 million compared to $8.5 million for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

AGHI is a holding company whose primary assets are the capital stock of AGI.  AGI, and its subsidiaries, provide the operating cash flow necessary to service its debt as well as that of AGHI.

The Company has historically operated with a working capital deficit.  The working capital deficit as of September 30, 2003 and December 31, 2002 was $22.6 million and $39.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $65.1 million and $54.8 million as of September 30, 2003 and December 31, 2002, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is deferred over the life of the membership.  The Company uses this deferred membership revenue to lower its long-term borrowings.  The Company generated net cash from operations of $34.5 million and $25.6 million for the first nine months of 2003 and 2002, respectively.  Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to meet all of its debt service requirements and capital requirements over the next twelve months.

The following table reflects the Company’s contractual obligations and commercial commitments at September 30, 2003, in thousands.

	Payments Due by Period
(in thousands)	Total	Balance of 2003	2004 and 2005	2006 and 2007	Thereafter

Long-term debt	$239,327	$360	$2,817	$102,800	$133,350
Operating lease obligations	132,542	2,886	22,496	18,805	88,355
Deferred compensation	8,294	900	2,800	4,594	—

Other commercial commitments - Standby letters of credit	4,704	1,838	2,866	—	—
Grand total	$384,867	$5,984	$30,979	$126,199	$221,705

The Company has two primary debt obligations.  On April 2, 1997, AGHI issued a total of $130.0 million of 11.0% senior notes under an Indenture dated April 2, 1997 (the “Indenture”) maturing on April 1, 2007 (“AGHI Senior Notes”).  On June 24, 2003, Affinity Group Holding, Inc.’s wholly owned subsidiary, Affinity Group, Inc. (“AGI”), entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“AGI Credit Facility”) providing for term loans (“Term B1” and “Term B2”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  Proceeds from the restructured AGI Credit Facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to AGI’s ultimate parent, AGI Holding Corp. and to redeem $30.0 million of the AGHI 11% Senior Notes at 103.667% of par.  As of September 30, 2003, $39.8 million and $99.5 million were outstanding under the Term B1 and B2 loans, respectively.  No borrowings were outstanding on the revolving credit facility as of September 30, 2003.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the new AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 1.50% to 4.0% over the stated rates.  As of September 30, 2003, the average interest rates on the term loans were 5.15%, and permitted borrowings under the undrawn revolving line were $30.3 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  The aggregate quarterly scheduled payments on the term loans are $0.35 million.  The revolving credit facility matures on June 24, 2008, and the Term B1 and B2 loans mature on June 24, 2009.  The AGI Credit Facility permits the Company to refinance the existing AGHI Senior Notes.  In the event the indebtedness incurred to refinance the AGHI Senior Notes has a maturity dated prior to December 24, 2008, then the maturity dates of the AGI Credit Facility are adjusted to the date six months prior to the new indebtedness maturity date.  The funds available under the AGI Revolving Credit line may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of September 30, 2003, the Company had standby letters of credit in the amount of $4.7 million outstanding.  The AGI Credit Facility is secured by virtually all the assets and a pledge of the stock of AGI.

On July 24, 2003, $30.0 million of its 11.0% Senior Notes due 2007 were redeemed.   The notes were redeemed at 103.667% of par plus accrued interest to the date of redemption.  The redemption was funded by borrowings under the AGI Credit Facility.

The AGI Credit Facility allows for, among other things, certain distributions including payments by AGI to AGHI to service the semi-annual interest due on the AGHI Senior Notes.  Also, from time to time, AGI may distribute funds to AGHI to purchase the AGHI Senior Notes in the open market.  Such distributions are subject to AGI’s compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow and limitations on capital expenditures and total indebtedness.

The AGHI indenture pursuant to which the AGHI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at September 30, 2003.

For the nine months ended September 30, 2003, the Company incurred deferred executive compensation expense of $1.2 million under the phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next five years.  Phantom stock payments of $0.9 million are scheduled to be made over the remainder of the calendar year.

Capital expenditures for the first nine months of 2003 totaling $8.2 million increased $3.4 million from the first nine months of 2002 primarily due to the new Camping World retail store which opened May, 2003 in Amsterdam, New York.  Additional capital expenditures of $3.5 million are anticipated for the balance of 2003, primarily for new Camping World stores and equipment, information technology and database enhancements, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits.

Exhibit 31.1 – Certification of Chief Executive Officer (Section 302 Certification).

Exhibit 31.2 – Certification of Chief Financial Officer (Section 302 Certification).

Exhibit 32.1 – Certification of Chief Executive Officer (Section 906 Certification).

Exhibit 32.2 – Certification of Chief Financial Officer (Section 906 Certification).

(b)           Reports on Form 8-K.

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/s/ Mark J. Boggess
Date: November 10, 2003	Mark J. Boggess
Senior Vice President
Chief Financial Officer